Form 10-Q
period 1995-06-30
ENSTAR INCOME PROGRAM II-2 LP
filed 1995-08-10
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q


(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1995
                                  -----------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                      Commission file number   0-14505
                                             ------------

Enstar Income Program II-2, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Georgia                                            58-1628872
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          (310) 824-9990
                                                     ---------------------------

--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

                         PART I - FINANCIAL INFORMATION
                        ENSTAR INCOME PROGRAM II-2, L.P.
                            CONDENSED BALANCE SHEETS
                            ========================

                                                                      December 31,        June 30,
                                                                         1994*              1995
                                                                      ----------        ----------
                                                                                        (unaudited)
ASSETS:
  Cash and cash equivalents                                           $1,147,600        $1,783,900

  Accounts receivable less allowance of $6,300 and                        24,500            26,200
    $4,400 for possible losses

  Prepaid expenses and other                                              21,400            27,900

  Cable materials, equipment and supplies                                194,800           194,800

  Property, plant and equipment, less accumulated depreciation
    and amortization of $6,095,600 and $6,440,000                      2,538,500         2,248,300

  Franchise cost, less accumulated amortization
    of $867,500 and $913,400                                             570,000           520,800

  Deferred loan costs and other charges, net                              55,100            52,200
                                                                      ----------        ----------

                                                                      $4,551,900        $4,854,100
                                                                      ==========        ==========


                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
 Note payable                                                        $   483,700       $   483,700
 Accounts payable                                                        175,300           188,600
 Due to affiliates                                                       145,300           215,600
                                                                     -----------       -----------

 TOTAL LIABILITIES                                                       804,300           887,900
                                                                     -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
 General partners                                                        (36,200)          (34,100)
 Limited partners                                                      3,783,800         4,000,300
                                                                     -----------       -----------

 TOTAL PARTNERSHIP CAPITAL                                             3,747,600         3,966,200
                                                                     -----------       -----------

                                                                     $ 4,551,900       $ 4,854,100
                                                                     ===========       ===========



               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================


                                                      Unaudited
                                             ---------------------------
                                                  Three months ended
                                                       June 30,
                                             ---------------------------
                                                1994              1995
                                             ---------         ---------
REVENUES                                     $ 747,900         $ 784,700
                                             ---------         ---------

OPERATING EXPENSES:
  Service costs                                229,300           256,800
  General and administrative expenses           75,700            89,900
  General Partner management fees
     and reimbursed expenses                   119,300           105,600
  Depreciation and amortization                242,000           224,100
                                             ---------         ---------

                                               666,300           676,400
                                             ---------         ---------

OPERATING INCOME                                81,600           108,300
                                             ---------         ---------

OTHER INCOME (EXPENSE):
  Interest income                                3,900            17,400
  Interest expense                             (18,900)          (21,300)
                                             ---------         ---------

                                               (15,000)           (3,900)
                                             ---------         ---------

NET INCOME                                   $  66,600         $ 104,400
                                             =========         =========

NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                       $    2.21         $    3.46
                                             =========         =========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD               29,880            29,880
                                             =========         =========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ==================================


                                                        Unaudited
                                             -------------------------------
                                                     Six months ended
                                                         June 30,
                                             -------------------------------
                                                 1994                 1995
                                             -----------         -----------
REVENUES                                     $ 1,492,200         $ 1,542,500
                                             -----------         -----------

OPERATING EXPENSES:
  Service costs                                  450,700             491,400
  General and administrative expenses            158,800             158,200
  General Partner management fees
     and reimbursed expenses                     228,400             209,800
  Depreciation and amortization                  498,400             456,200
                                             -----------         -----------

                                               1,336,300           1,315,600
                                             -----------         -----------

OPERATING INCOME                                 155,900             226,900
                                             -----------         -----------

OTHER INCOME (EXPENSE):
  Interest income                                  5,900              31,700
  Interest expense                               (35,200)            (40,000)
                                             -----------         -----------

                                                 (29,300)             (8,300)
                                             -----------         -----------

NET INCOME                                   $   126,600         $   218,600
                                             ===========         ===========

NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                       $      4.19         $      7.24
                                             ===========         ===========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                 29,880              29,880
                                             ===========         ===========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS
                            ========================




                                                                        Unaudited
                                                               -----------------------------
                                                                     Six months ended
                                                                         June 30,
                                                               -----------------------------
                                                                  1994               1995
                                                               ---------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 126,600         $   218,600
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                              498,400             456,200
      Amortization of deferred loan costs                          6,400               6,400
      Increase (decrease) from changes in:
        Accounts receivable, prepaid expenses and other          (65,000)             (8,200)
        Deferred loan costs                                       (2,000)               --
        Accounts payable and due to affiliates                   (53,300)             83,600
                                                               ---------         -----------

    Net cash provided by operating activities                    511,100             756,600
                                                               ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (115,300)           (103,500)
  Increase in intangible assets                                  (16,300)            (16,800)
                                                               ---------         -----------

    Net cash used in investing activities                       (131,600)           (120,300)
                                                               ---------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                            379,500             636,300

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                         337,900           1,147,600
                                                               ---------         -----------

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                             $ 717,400         $ 1,783,900
                                                               =========         ===========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1995 and 1994 are unaudited. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $39,200 and $77,100 for the three and six months ended June 30, 1995, respectively.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $66,400 and $132,700 for the three and six months ended June 30, 1995, respectively. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $174,000 and $339,100 for these programming services for the three and six months ended June 30, 1995, respectively. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1995.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    =======================================


3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.


4.       RECLASSIFICATIONS

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

                        ENSTAR INCOME PROGRAM II-2, L.P.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 22, 1994, the Federal Communications Commission (the "FCC") announced significant amendments to its regulations implementing certain provisions of the 1992 Cable Act, including those relating to rate regulation which had previously become effective on September 1, 1993. The amended rate regulations became effective during the quarter ended September 30, 1994. Additional amendments were adopted November 10, 1994 and became effective January 1, 1995. Compliance with these rules has had, and will most likely continue to have, a significant negative impact on the Partnership's revenues and cash flow. Based on certain recent FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first six months of 1995 fully reflect the impact of the 1992 Cable Act. Nonetheless, management expects that certain costs, including programming costs, will continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. Furthermore, given events since the enactment of the 1992 Cable Act, there can be no assurance as to what, if any, future action may be taken by Congress, the FCC or any other regulatory authority or court, or the effect thereof on the Partnership's business. Specifically, the FCC recently issued a proposal that may allow cable operators to file abbreviated cost of service filings for system rebuilds and upgrades, providing for additional rate increases related to significant capital expenditures. There is also legislation currently being debated in Congress that could significantly revise the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.


RESULTS OF OPERATIONS

         The Partnership's revenues increased by $36,800, or by 4.9%, and by $50,300, or by 3.4%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $47,700 was due to increases in the number of subscriptions for services, $22,800 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, and $19,300 was due to increases in advertising sales and other revenue producing items. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $53,000. Of the six months' increase, $101,400 was due to increases in the number of subscriptions for services, $34,100 was due to increases in advertising sales and other revenue producing items, and $22,800 was due to increases in regulated service rates that were implemented in April 1995. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $108,000.

                        ENSTAR INCOME PROGRAM II-2, L.P.

         Service costs increased by $27,500, or by 12%, and by $40,700, or by 9%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' increase, $25,600 was due to increases in programming fees charged by program suppliers (including primary satellite fees), $14,200 was due to a decrease in capitalization of labor and overhead costs and $4,000 was due to an increase in personnel costs. These increases were partially offset by a $12,800 decrease in copyright fees resulting from changes in copyright filing requirements based on revenue levels in one of the Partnership's cable systems and by a $4,100 decrease in repair and maintenance expense. Of the six months' increase, $43,400 was due to increases in programming fees charged by program suppliers (including primary satellite fees), $14,600 was due to a decrease in capitalization of labor and overhead costs due to lower construction activity and $8,700 was due to an increase in personnel costs. These increases were partially offset by a $25,100 decrease in copyright fees as described above. The increase in programming fees was also due to expanded programming usage relating to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses increased by $14,200, or by 18.8%, for the three months ended June 30, 1995 as compared to the corresponding period in 1994 and remained relatively unchanged for the six months ended June 30, 1995 as compared to the corresponding period in 1994. Of the three months' increase, $6,200 was due to an increase in professional fees, $3,400 was due to an increase in personnel costs and $3,100 was due to higher bad debt expense.

         Management fees and reimbursed expenses decreased by $13,700, or by 11.5%, and by $18,600, or by 8.1%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 due to lower reimbursable expenses allocated by the General Partner. Reimbursed expenses decreased due to lower allocated personnel costs, property taxes, computer service fees and telephone, postage and marketing expenses. Management fees increased by $1,800, or by 4.8%, and by $2,500, or by 3.4%, in direct relation to revenues for the three and six months ended June 30, 1995, respectively.

         Depreciation and amortization expense decreased by $17,900, or by 7.4%, and by $42,200, or by 8.5%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 due to the retirement of certain tangible and intangible assets in 1994 and 1995. This decrease was partially offset by an increase resulting from a reduction in the estimated remaining life of existing plant being replaced of approximately $34,200 for the three months and $45,000 for the six months ended June 30, 1995, respectively.

         Operating income increased by $26,700, or by 32.7%, and by $71,000, or by 45.5%, for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994 primarily due to increased revenues and decreases in copyright fees and reimbursed expenses as described above.

                        ENSTAR INCOME PROGRAM II-2, L.P.


RESULTS OF OPERATIONS (CONCLUDED)


         Interest expense increased by $2,400, or by 12.7%, and by $4,800, or by 13.6%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994, due to higher applicable interest rates during the three and six months ended June 30, 1995 (10.5% and 10.4% for the three and six months ended June 30, 1995 versus 8.4% and 8.0% for the corresponding periods in 1994).

         Interest income increased by $13,500 and by $25,800 for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994 due to higher cash balances available for investment and higher interest rates earned on invested cash.

         Due to the factors described above, the Partnership's net income increased by $37,800, or by 56.8%, and by $92,000, or by 72.7%, for the three and six months ended June 30, 1995 as compared to the corresponding periods in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         As previously stated, the FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had, and most likely will continue to have, a significant negative impact on the Partnership's revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership is required to rebuild one of its Illinois cable systems at an estimated cost of approximately $800,000 as a condition for renewal of the franchise. Construction will begin in the second half of 1995 and continue into 1996. Other capital expenditures budgeted for 1995 include approximately $600,000 for the improvement and upgrade of its remaining plant. Additionally, the Corporate General Partner believes it is essential for the Partnership to preserve liquidity through retention of cash for a required rebuild of its cable plant in Missouri at an estimated cost of approximately $1,100,000. Management is continuing to evaluate these liquidity issues, including whether or not it will be possible to resume paying distributions.

         In December 1993, the Partnership obtained from a lender a $2,250,000 revolving bank credit agreement (the "Facility") maturing on September 30, 1997. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1994, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum

                        ENSTAR INCOME PROGRAM II-2, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)


commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 1/2% per year on the unused portion of the Facility. The Facility contains certain conditions, events of default and financial tests as well as other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets and acquisitions. The Partnership believes that it was in compliance with the Facility's loan covenants as of June 30, 1995. The maximum amount available under the facility will decrease by $400,000 in 1995 to $1,700,000 and by $650,000 in 1996 to
$1,050,000. Repayment of principal is required to the extent the loan balance then outstanding exceeds the maximum commitment, as adjusted. At June 30, 1995, the outstanding loan balance under the Facility was $483,700.

         SIX MONTHS ENDED JUNE 30, 1995 AND 1994

         Operating activities provided $245,400 more cash in the six months ended June 30, 1995 than in the corresponding period in 1994. The increase was primarily due to a $136,800 decrease in the payment of liabilities owed to the Corporate General Partner and third-party creditors. Cash generated by Partnership operations increased by $49,800 after adding back non-cash depreciation and amortization charges. Changes in accounts receivable, prepaid expenses and deferred loan costs provided $58,800 of additional cash.

         The Partnership used $11,300 less cash in investing activities in the six months ended June 30, 1995 than in the corresponding period in 1994, primarily due to an $11,800 decrease in expenditures for tangible assets.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 43.3% in the second quarter of 1994 to 42.4% in the second quarter of 1995. EBITDA increased from 43.9% during the first six months of 1994 to 44.3% in the comparable 1995 period. The three months' decrease was principally due to higher programming fees and decreased capitalization of labor and overhead costs. The six months' increase was principally due to higher revenues and lower allocated reimbursed expenses. EBITDA increased from $323,600 to $332,400, or by 2.1%, during the three months ended June 30, 1995 compared to the corresponding period in 1994. EBITDA increased from $654,300 to $683,100, or by 4.4%, during the first six months of 1995 compared to the corresponding period in 1994.


INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. The Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically, of which there can be no assurance due to the re-regulation of rates charged for certain cable services.

                        ENSTAR INCOME PROGRAM II-2, L.P.



PART II.     OTHER INFORMATION


ITEMS 1-5.       Not applicable.

ITEM 6.          Exhibits and Reports on Form 8-K

                 (a)      None

                 (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        ENSTAR INCOME PROGRAM II-2, L.P.

                         a GEORGIA LIMITED PARTNERSHIP
                         -----------------------------
                                  (Registrant)




                          By:   ENSTAR COMMUNICATIONS CORPORATION
                                 General Partner





Date: August 9, 1995                By:  /s/ Michael K. Menerey
                                         -----------------------
                                         Michael K. Menerey,
                                         Chief Financial Officer