Form 10-Q
period 1995-09-30
ENSTAR INCOME PROGRAM II-2 LP
filed 1995-11-13
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to_________________

                         Commission file number 0-14505

  Enstar Income Program II-2, L.P.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Georgia                                     58-1628872

  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024

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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

                                                                  December 31,   September 30,
                                                                     1994*          1995
                                                                  -----------    -----------
                                                                                 (unaudited)
ASSETS:
   Cash and cash equivalents                                      $ 1,147,600    $ 1,980,200

   Accounts receivable less allowance of $6,300 and                    24,500         56,000
     $8,600 for possible losses

   Prepaid expenses and other                                          21,400         37,300

   Cable materials, equipment and supplies                            194,800        194,800

   Property, plant and equipment, less accumulated depreciation
     and amortization of $6,095,600 and $6,633,500                  2,538,500      2,468,100

   Franchise cost, less accumulated amortization
     of $867,500 and $940,600                                         570,000        493,700

   Deferred loan costs and other charges, net                          55,100         50,500
                                                                  -----------    -----------

                                                                  $ 4,551,900    $ 5,280,600
                                                                  ===========    ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:
   Note payable                                                   $   483,700    $   483,700
   Accounts payable                                                   175,300        409,900
   Due to affiliates                                                  145,300        330,800
                                                                  -----------    -----------

 TOTAL LIABILITIES                                                    804,300      1,224,400
                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                   (36,200)       (33,100)
   Limited partners                                                 3,783,800      4,089,300
                                                                  -----------    -----------

 TOTAL PARTNERSHIP CAPITAL                                          3,747,600      4,056,200
                                                                  -----------    -----------

                                                                  $ 4,551,900    $ 5,280,600
                                                                  ===========    ===========

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                               Unaudited
                                         ----------------------
                                           Three months ended
                                              September 30,
                                         ----------------------
                                           1994         1995
                                         ---------    ---------

REVENUES                                 $ 749,700    $ 784,400
                                         ---------    ---------

OPERATING EXPENSES:
   Service costs                           271,200      276,200
   General and administrative expenses      96,600       80,900
   General Partner management fees
      and reimbursed expenses              105,700      105,400
   Depreciation and amortization           251,300      231,400
                                         ---------    ---------

                                           724,800      693,900
                                         ---------    ---------

OPERATING INCOME                            24,900       90,500
                                         ---------    ---------

OTHER INCOME (EXPENSE):
   Interest income                           7,500       19,900
   Interest expense                        (18,900)     (20,400)
                                         ---------    ---------

                                           (11,400)        (500)
                                         ---------    ---------

NET INCOME                               $  13,500    $  90,000
                                         =========    =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                  $    0.45    $    2.98
                                         =========    =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD          29,880       29,880
                                         =========    =========








            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                 Unaudited
                                         --------------------------
                                             Nine months ended
                                                September 30,
                                         --------------------------
                                            1994           1995
                                         -----------    -----------
REVENUES                                 $ 2,241,900    $ 2,326,900
                                         -----------    -----------

OPERATING EXPENSES:
   Service costs                             721,900        767,600
   General and administrative expenses       255,400        239,100
   General Partner management fees
      and reimbursed expenses                334,100        315,200
   Depreciation and amortization             749,700        687,600
                                         -----------    -----------

                                           2,061,100      2,009,500
                                         -----------    -----------

OPERATING INCOME                             180,800        317,400
                                         -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                            13,400         51,600
   Interest expense                          (54,100)       (60,400)
                                         -----------    -----------

                                             (40,700)        (8,800)
                                         -----------    -----------

NET INCOME                               $   140,100    $   308,600
                                         ===========    ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                  $      4.64    $     10.22
                                         ===========    ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD            29,880         29,880
                                         ===========    ===========






            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                    Unaudited
                                                           --------------------------
                                                               Nine months ended
                                                                 September 30,
                                                           --------------------------
                                                              1994           1995
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $   140,100    $   308,600
   Adjustments to reconcile net income to net cash
     provided by operating activities:

       Depreciation and amortization                           749,700        687,600
       Amortization of deferred loan costs                       9,600          9,600
       Increase (decrease) from changes in:

         Accounts receivable, prepaid expenses and other       (12,900)       (47,400)
         Deferred loan costs                                    (2,400)            --
         Accounts payable and due to affiliates                 56,300        420,100
                                                           -----------    -----------

     Net cash provided by operating activities                 940,400      1,378,500
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                       (142,300)      (523,200)
   Increase in intangible assets                               (20,300)       (22,700)
                                                           -----------    -----------

     Net cash used in investing activities                    (162,600)      (545,900)
                                                           -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                          777,800        832,600

CASH AND CASH EQUIVALENTS

   AT BEGINNING OF PERIOD                                      337,900      1,147,600
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS

   AT END OF PERIOD                                        $ 1,115,700    $ 1,980,200
                                                           ===========    ===========






            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1995 and 1994 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $39,200 and $116,300 for the three and nine months ended September 30, 1995, respectively.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $66,200 and $198,900 for the three and nine months ended September 30, 1995, respectively. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $172,200 and $511,300 for these programming services for the three and nine months ended September 30, 1995, respectively. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1995.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partner.

4.       RECLASSIFICATIONS

         Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

                        ENSTAR INCOME PROGRAM II-2, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first nine months of 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, Congress is presently considering legislation that could significantly revise, among other things, the rate regulation provisions of the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law. Similarly, given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased by $34,700, or by 4.6%, and by $85,000, or by 3.8%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $51,800 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $26,800 was due to increases in the number of subscriptions for services and $5,400 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $47,400, and by a $1,900 decrease in other revenue producing items. Of the nine months' increase, $129,200 was due to increases in the number of subscriptions for services, $80,100 was due to increases in regulated service rates that were implemented by the Partnership in April 1995, $32,300 was due to increases in advertising sales and other revenue producing items and $1,100 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $157,700.

                        ENSTAR INCOME PROGRAM II-2, L.P.

         Service costs increased by $5,000, or by 1.8%, and by $45,700, or by 6.3%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' increase, $13,200 was due to an increase in copyright fees versus 1994 levels, $11,800 was due to increases in programming fees charged by program suppliers (including primary satellite fees) and $7,800 was due to increases in franchise fees. These increases were partially offset by a $15,000 increase in capitalization of labor and overhead expense due to more capital projects in the 1995 period, by a $6,800 decrease in repair and maintenance expense and by a $3,700 decrease in personnel costs. Of the nine months' increase, $55,200 was due to increases in programming fees charged by program suppliers (including primary satellite fees), $9,700 was due to an increase in franchise fees and $5,000 was due to an increase in personnel costs. These increases were partially offset by an $11,900 decrease in copyright fees. The increase in programming fees was also due to expanded programming usage relating to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses decreased by $15,700, or by 16.3%, and by $16,300, or by 6.4%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $9,200 was due to a decrease in insurance premiums and $4,900 was due to a decrease in marketing expense. Of the nine months' decrease, $10,400 was due to a decrease in marketing expense and $6,300 was due to a decrease in costs associated with reregulation of the cable industry.

         Management fees and reimbursed expenses remained relatively unchanged for the three months ended September 30, 1995 and decreased by $18,900, or by 5.7%, for the nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The decrease in the nine months period was due to lower reimbursable expenses charged by the General Partner including lower allocated personnel costs, property taxes, costs associated with implementation of the 1992 Cable Act, professional service fees and telephone, postage and marketing expenses.

         Depreciation and amortization expense decreased by $19,900, or by 7.9%, and by $62,100, or by 8.3%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994 due to the effect of certain tangible assets becoming fully depreciated and intangible assets becoming fully amortized.

         Operating income increased by $65,600 and by $136,600 for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994 primarily due to increases in revenues and decreases in depreciation and amortization.

         Interest expense increased by $1,500, or by 7.9%, and by $6,300, or by 11.6%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994, due to higher applicable interest rates during the three and nine months ended September 30, 1995 (10.3% and 10.4% for the three and nine months ended September 30, 1995 versus 9.0% and 8.3% for the corresponding periods in 1994).

                        ENSTAR INCOME PROGRAM II-2, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Interest income increased by $12,400 and by $38,200 for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994 due to higher cash balances available for investment and higher interest rates earned on invested cash.

         Due to the factors described above, the Partnership's net income increased by $76,500 and by $168,500 for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow. However, as discussed above, recent policy decisions of the FCC and pending legislation may make it more likely that the Partnership will be permitted to increase regulated service rates in response to certain cost increases.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership is required to rebuild one of its Illinois cable systems at an estimated cost of approximately $800,000 as a condition of a franchise renewal obtained in the second quarter of 1994. Construction will begin in the second half of 1995 and continue into 1996. Other capital expenditures budgeted for 1995 include approximately $600,000 for the improvement and upgrade of other assets. Additionally, the Corporate General Partner believes that it is essential for the Partnership to preserve liquidity through retention of cash for a required rebuild of its cable plant in Missouri at an estimated cost of approximately $1,100,000. Management is continuing to evaluate these liquidity issues, including whether or not it will be possible to resume paying distributions.

         In December 1993, the Partnership obtained from a lender a $2,250,000 revolving bank credit agreement (the "Facility") maturing on September 30, 1997. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1994, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain conditions, events of default and financial tests as well as other covenants including, among others, restrictions on capital

                        ENSTAR INCOME PROGRAM II-2, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

expenditures, incurrence of indebtedness, distributions and investments, sale of assets and acquisitions. The Partnership believes that it was in compliance with the Facility's loan covenants as of September 30, 1995. The maximum amount available under the Facility will decrease by $400,000 in 1995 to $1,700,000 and by $650,000 in 1996 to $1,050,000. Repayment of principal is required to the extent the loan balance then outstanding exceeds the maximum commitment, as adjusted. At September 30, 1995, the outstanding loan balance under the Facility was $483,700. The Partnership may be required to draw on the facility to fund a portion of the capital expenditure program described above.

         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         Operating activities provided $438,100 more cash in the nine months ended September 30, 1995 than in the corresponding period in 1994. The increase was primarily due to a $363,800 decrease in the payment of liabilities owed to the Corporate General Partner and third-party creditors. Cash generated by Partnership operations increased by $106,400 after adding back non-cash depreciation and amortization charges. Changes in accounts receivable, prepaid expenses and deferred loan costs provided $32,100 less cash.

         The Partnership used $383,300 more cash in investing activities in the nine months ended September 30, 1995 than in the corresponding period in 1994, primarily due to an $380,900 increase in expenditures for tangible assets.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 36.8% in the third quarter of 1994 to 41.0% in the third quarter of 1995. EBITDA as a percentage of revenues increased from 41.5% during the first nine months of 1994 to 43.2% in the comparable 1995 period. The three months' increase was principally due to higher revenues and increased capitalization of labor and overhead costs. The nine months' increase was principally due to higher revenues and lower allocated reimbursed expenses. EBITDA increased from $276,200 to $321,900, or by 16.6%, during the three months ended September 30, 1995 compared to the corresponding period in 1994. EBITDA increased from $930,500 to $1,005,000, or by 8.0%, during the first nine months of 1995 compared to the corresponding period in 1994.

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

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          a GEORGIA LIMITED PARTNERSHIP
                                  (Registrant)

                                     By:   ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner

Date: November 6, 1995               By:   /s/ Michael K. Menerey
                                           ---------------------------------
                                           Michael K. Menerey,
                                           Chief Financial Officer