Form 10-K405
period 1995-12-31
ENSTAR INCOME PROGRAM II-2 LP
filed 1996-04-01
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from             to
                                                 -----------
    Commission File Number: 0-14505

                        ENSTAR INCOME PROGRAM II-2, L.P.
                       (Exact name of Registrant as specified in its charter)

            GEORGIA                                       58-1628872
   (State or other jurisdiction of                      I.R.S. Employer
    incorporation or organization)                   Identification Number)

 10900 WILSHIRE BOULEVARD - 15TH FLOOR
      LOS ANGELES, CALIFORNIA                                     90024
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (310) 824-9990

Securities registered pursuant to Section 12 (b) of the Act:       NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                                          Name of each exchange
           Title of each Class                            on which registered

    UNITS OF LIMITED PARTNERSHIP INTEREST                          NONE

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          State the aggregate market value of the voting equity securities held by non-affiliates of the registrant - all of the registrant's 29,880 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.

                    The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

          Enstar Income Program II-2, L.P., a Georgia limited partnership (the "Partnership"), is engaged in the ownership, operation and development, and, when appropriate, sale or other disposition, of cable television systems in small to medium-sized communities. The Partnership was formed on July 3, 1984. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert T. Graff, Jr. (the "Individual General Partner" and, together with the Corporate General Partner, the "General Partners"). On September 30, 1988, ownership of the Corporate General Partner was acquired by Falcon Cablevision, a California limited partnership that has been engaged in the ownership and operation of cable television systems since 1984 ("Falcon Cablevision"). Until March 1993, the general partner of the general partner of Falcon Cablevision was Falcon Holding Group, Inc., a California corporation ("FHGI"), which provided certain management services to the Partnership. On March 29, 1993, a newly formed entity, Falcon Holding Group, L.P. ("FHGLP"), was organized to consolidate the ownership of various cable television businesses (including that of Falcon Cablevision) that were previously under the common management of FHGI. The management of FHGLP is substantially the same as that of FHGI. See Item 13., "Certain Relationships and Related Transactions." The Corporate General Partner, FHGLP and affiliated companies are responsible for the day to day management of the Partnership and its operations. See "Employees" below.

          A cable television system receives television, radio and data signals at the system's "headend" site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years.

          The Partnership's cable television systems, (the "systems") offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WTBS, WGN and WOR), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN and Turner Network Television ("TNT"), programming originated locally by the cable television system (such as public, governmental and educational access programs) and informational displays featuring news, weather, stock market and financial reports and public service announcements. A number of the satellite services are also offered in certain packages. For an extra monthly charge, the systems also offer "premium" television services to their customers. These services (such as Home Box Office ("HBO"), Showtime, The Disney Channel and selected regional sports networks) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

          A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service.

          The Partnership began its cable television business operations in February 1986 with the acquisition of certain cable television systems that provide service to customers in the cities of Pana, Hillsboro, Nokomis and Jerseyville, Illinois. In January 1987, the Partnership expanded its operations by acquiring a cable television system that provides service to customers in the cities of Malden and Campbell, Missouri. As of December 31, 1995, the Partnership served approximately 8,800 homes subscribing to cable service in these areas. The Partnership does not expect to make any additional material acquisitions during the remaining term of the Partnership.

          FHGLP receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. See Item 11., "Executive Compensation."

          The Chief Executive Officer of FHGLP is Marc B. Nathanson. Mr. Nathanson has managed FHGLP or its predecessors since 1975. Mr. Nathanson is a veteran of more than 26 years in the cable industry and, prior to forming FHGLP's predecessors, held several key executive positions with some of the nation's largest cable television companies. The principal executive offices of the Partnership, the General Partner and FHGLP are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990. See Item 10., "Directors and Executive Officers of the Registrant."


BUSINESS STRATEGY

          Historically, the Partnership has followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of services offered by its cable television systems. The Partnership's business strategy has focused on serving small to medium-sized communities. The Partnership believes that its cable television systems generally involve less risk of increased competition than systems in large urban cities. In the Partnership's markets, consumers have access to only a limited number of over-the-air broadcast television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Partnership's cable television systems generally have a higher basic penetration rate (the number of homes subscribing to cable service as a percentage of homes passed by cable) with a more stable customer base than systems in large cities. Nonetheless, the Partnership believes that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

          On March 30, 1994, the Federal Communications Commission (the "FCC") adopted significant amendments to its rules implementing certain provisions of the 1992 Cable Act. The Partnership believes that compliance with these amended rules has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). The 1996 Telecom Act is expected to have a significant affect on all participants in the telecommunications industry, including the Partnership. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Clustering

          The Partnership has sought to acquire cable television systems in communities that are proximate to other owned or affiliated systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters" of systems. The Partnership believes clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered to a number of systems within a single region through a central headend reception facility.

          Capital Expenditures

          As noted in "Technological Developments," some of the Partnership's systems have no available channel capacity with which to add new channels or to provide pay-per-view offerings to customers. As a result, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the marketing of additional new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that the systems remain competitive within the industry.

          The Partnership's management has selected a technical standard that mandates a 750 MHz fiber to the feeder architecture for the majority of all its systems that are to be rebuilt. A system built to a 750 MHz standard can provide approximately 95 channels of analog service. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services.

          The Partnership's future capital expenditure plans are, however, all subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. As discussed in prior reports, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1993, 1994 and 1995 because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Partnership's business and access to capital. As a result, the Partnership's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading its systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

          Decentralized Management

          The Corporate General Partner manages the Partnership's systems on a decentralized basis. The Corporate General Partner believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

          Marketing

          The Partnership has made substantial changes in the way in which it packages and sells its services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Historically, the Partnership had offered four programming packages in its upgraded addressable systems. These packages combined services at a lower rate than the aggregate rates for such services purchased individually on an "a la carte" basis. The new rules require that charges for cable- related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. On November 10, 1994, the FCC announced the adoption of further significant amendments to its rules. One amendment allows cable operators to create new tiers of program services which the FCC has chosen to exclude from rate regulation, so long as the programming is new to the system. In addition, the FCC decided that discounted packages of non-premium "new product tier" services will be subject to rate regulation in the future. However, in applying this new policy to new product tier packages such as those already offered by the Partnership and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to the new product tier package, the package will be treated as if it were a tier of new program services as discussed above. Substantially all of the new product tier packages offered by the Partnership have received this desirable treatment. These amendments to the FCC's rules have allowed the Partnership to resume its core marketing strategy and reintroduce programmed service packaging. As a result, in addition to the basic service package, customers in substantially all of the Systems may purchase an expanded basic service, additional unregulated packages of satellite-delivered services and premium services on either an a la carte or a discounted packaged basis. See "Legislation and Regulation."

          The Partnership has employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Partnership employs direct mail, radio and local newspaper advertising, telemarketing and door-to-door selling utilizing demographic "cluster codes" to target specific messages to target audiences. In certain systems, the Partnership offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Partnership also has a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

          Customer Service and Community Relations

          The Partnership places a strong emphasis on customer service and community relations and believes that success in these areas is critical to its business. The Partnership has developed and implemented a wide range of monthly internal training programs for its employees, including its regional managers, that focus on the Partnership's operations and employee interaction with customers. The effectiveness of the Partnership's training program as it relates to the employees' interaction with customers is monitored on an on-going basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. The Partnership conducts an extensive customer survey on an annual basis and uses the information in its efforts to enhance service and better address the needs of its customers. In addition, the Partnership is participating in the industry's recently announced Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. The Partnership's corporate executives and regional managers lead the Partnership's involvement in a number of programs benefiting the communities the Partnership serves, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, Cable in the Classroom magazine provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

          The table below sets forth certain operating statistics for the Partnership's cable systems as of December 31, 1995.


                                                                                                     Average
                                                                                                     Monthly
                                                                                                     Revenue
                                        Homes                                                        Per Home
                                    Subscribing                       Premium                       Subscribing
                       Homes         to Cable          Basic          Service      Premium           to Cable
System                Passed(1)        Service      Penetration(2)    Units(3)   Penetration(4)      Service(5)    Subscribers(6)
- ------                ------           -------      -----------       -------    -----------         -------       -----------
Hillsboro, IL         10,785            6,155          57.1%           2,156        35.0%             $31.01           8,776


Malden, MO             3,617            2,667          73.7%             480        18.0%             $27.04           3,164
                      ------            -----                           ----                          ------           -----


Total                 14,402            8,822          61.3%           2,636        29.9%             $29.80          11,940
                      =======           =====                          =====                          ======          ======




          1 Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

          2 Homes subscribing to cable service as a percentage of homes passed by cable.

          3 Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee.

          4 Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

          5 Average monthly revenue per home subscribing to cable service has been computed based on revenue for the year ended December 31, 1995.

          6 The Partnership reports subscribers for the Systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average lowest basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act.

CUSTOMER RATES AND SERVICES

          The Partnership's cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and TNT) and certain information and public access channels. For an extra monthly charge, the systems provide certain premium television services, such as HBO, Showtime, The Disney Channel and regional sports networks.

          The Partnership also offers other cable television services to its customers. For additional charges, in most of its systems, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

          The service options offered by the Partnership vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

          Prior to the adoption of the 1992 Cable Act, the systems generally were not subject to any rate regulation, i.e., they were adjudged to be subject to effective competition under then-effective FCC regulations. The 1992 Cable Act, however, substantially changed the statutory and FCC rate regulation standards. Under the new definition of effective competition, nearly all cable television systems in the United States have become subject to local rate regulation of basic service. The 1996 Telecom Act expanded this definition to include situations where a local telephone company, or anyone using its facilities, offers comparable video service by any means except direct broadcast satellite ("DBS"). In addition, the 1992 Cable Act eliminated the 5% annual basic rate increases previously allowed by the 1984 Cable Act without local approval; allows the FCC to review rates for nonbasic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; and adopted regulations to establish, on the basis of actual costs, the price for installation of cable television service, remote controls, converter boxes, and additional outlets. The FCC implemented these rate regulation provisions on September 1, 1993, which affected all the Partnership's systems which are not deemed to be subject to effective competition under the FCC's definition. The FCC substantially amended its rate regulation rules on February 22, 1994 and again on November 10, 1994. The FCC will have to conduct a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Legislation and Regulation."

          At December 31, 1995, the Partnership's monthly rates for basic cable service for residential customers, excluding special senior citizen discount rates, ranged from $15.42 to $20.98 and premium service rates ranged from $8.00 to $11.00, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the partnership may wholly or partially waive during a promotional period, is usually charged to new customers. The Partnership, prior to September 1, 1993, generally charged monthly fees for additional outlets, converters, program guides and descrambling and remote control tuning devices. As described above, these charges have either been eliminated or altered by the implementation of rate regulation, and as a result of such implementation under the FCC's guidelines, the rates for basic cable service for residential customers correspondingly increased in some cases. As a result, while many customers experienced a decrease in their monthly bill for all services, some customers experienced an increase. However, substantially all the Partnership's customers did receive a decrease in their monthly charges in July 1994 upon implementation of the FCC's amended rules. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

          The various personnel required to operate the Partnership's business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and FHGLP. As of February 12, 1996, the Partnership had 7 employees, the cost of which is charged directly to the Partnership. The Partnership believes that its relations with its employees are good. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and FHGLP are allocated and charged to the Partnership for reimbursement pursuant to the partnership agreement and management agreement. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

          As part of its commitment to customer service, the Partnership seeks to apply technological advances in the cable television industry to its cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. The Partnership's present plan is to upgrade the technical quality of the Partnership's systems' cable plant and to increase channel capacity for the delivery of additional programming and new services. Currently, the Partnership's systems have an average channel capacity of 32 in systems that serve 30% of its customers and an average channel capacity of 53 in systems that serve 70% of its customers and, on average, utilize 100% and 79% of their channel capacity, respectively. The Partnership believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. The implementation of the Partnership's capital expenditure plans is, however, subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. Also, as a result of the uncertainty created by recent regulatory changes, the Partnership has deferred all plant rebuilds and upgrades. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Partnership's current policy to utilize fiber optic technology in substantially all rebuild projects which it undertakes is based upon the benefits that the utilization of fiber optic technology provides over traditional coaxial cable distribution plant, including lower per mile rebuild costs due to a reduction in the number of required amplifiers, the elimination of headends, lower ongoing maintenance and power costs and improved picture quality and reliability.

DIGITAL COMPRESSION

          The Partnership has been closely monitoring developments in the area of digital compression, a technology which is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. The Partnership believes that the utilization of digital compression technology in the future could enable its systems to increase channel capacity in certain systems in a manner that could be more cost efficient than rebuilding such systems with higher capacity distribution plant. The use of digital compression in its systems also could expand the number and types of services these systems offer and enhance the development of current and future revenue sources. Equipment vendors are beginning to market products to provide this technology, but the Partnership's management has no plans to install it at this time based on its present understanding of the costs as compared to the benefits of the digital equipment currently available.

PROGRAMMING

          The Partnership purchases basic and premium programming for its systems from Falcon Cablevision. In turn, Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such services for the fifteen partnerships managed by the Corporate General Partner as a group (approximately 94,600 homes subscribing to cable service at December 31, 1995), which is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Falcon Cablevision's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Falcon Cablevision does not have long-term programming contracts for the supply of a substantial amount if its programming. Accordingly, no assurances can be given that its, and correspondingly the Partnership's, programming costs will not increase substantially in the near future, or that other materially adverse terms will not be added to Falcon Cablevision's programming contracts. Management believes, however, that Falcon Cablevision's relations with its programming suppliers generally are good.

          The Partnership's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, requirements to add channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally, inflationary increases and other factors. Under the FCC rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation - Federal Regulation - Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

FRANCHISES

          Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

          As of December 31, 1995, the Partnership held 11 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Partnership systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The following table groups the franchises of the Partnership's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service (as a percentage of its Partnership total) for each group as of December 31, 1995.


                                                       Number of                Percentage of
                                                          Homes                     Homes
     Year of                    Number of             Subscribing to            Subscribing to
Franchise Expiration            Franchises            Cable Service             Cable Service
- --------------------            ----------            -------------             -------------
Prior to 1997                       3                     2,293                      26.0%
1997 - 2001                         6                     5,694                      64.5%
2002 and after                      2                       351                       4.0%
                                  -----                   -----                     -----

Total                              11                     8,338                      94.5%
                                  =====                   =====                     =====

          The Partnership operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Partnership believes no franchise is necessary. In the aggregate, approximately 484 customers, comprising approximately 5.5% of the Partnership's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

          The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is withheld, the franchise authority must pay the operator the "fair market value" for the system covered by such franchise. In addition, the 1984 Cable Act establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation."

COMPETITION

          Cable television systems compete with other communications and entertainment media, including over the air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and cassette players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Telecom Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

          Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home Viewer Copyright Act of 1988, which became effective January 1, 1989 for an initial six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes, for which carriers are required to pay a royalty fee to the Copyright Office. This Act has been extended by Congress until December 31, 1999. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation-Federal Regulation."

          Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity. DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nation-wide basis. The extent to which DBS systems will be competitive with cable television systems will depend upon, among other things, the ability of DBS operators to obtain access to programming, the availability of reception equipment, and whether equipment and service can be made available to consumers at reasonable prices.

          Multi-channel multipoint distribution systems ("MMDS") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees and are subject to fewer regulatory requirements than cable television systems. To date, the ability of these so-called "wireless" cable services to compete with cable television systems has been limited by channel capacity constraints and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of MMDS and other wireless cable systems as alternative means of distributing video programming, including reallocating certain frequencies to these services and expanding the permissible use and eligibility requirements for certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels that could compete effectively with cable television. MMDS systems qualify for the statutory compulsory copyright license for the retansmission of television and radio broadcast stations. FCC rules and the 1992 Cable Act prohibit the common ownership of cable systems and MMDS facilities serving the same area.

          Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. Although a number of states have enacted laws to afford operators of franchised cable television systems access to such private complexes, the U.S. Supreme Court has held that cable companies cannot have such access without compensating the property owner. The access statutes of several states have been challenged successfully in the courts, and other such laws are under attack. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property.

          Due to the widespread availability of reasonably-priced earth stations, SMATV systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by franchised cable television systems. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, the SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. However, a SMATV system is subject to the 1984 Cable Act's franchise requirement if it uses physically closed transmission paths such as wires or cables to interconnect separately owned and managed buildings if its lines use or cross any public right-of-way. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's new regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright
Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law. The 1992 Cable Act prohibits the common ownership of cable systems and SMATV facilities serving the same area. However, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system.

          The FCC has authorized a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used as well by the cable television industry.

          The FCC also has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multi-channel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

          The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

          Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."

          The cable television industry competes with radio, television and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

                           LEGISLATION AND REGULATION

          The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future materially affect the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

RECENT DEVELOPMENTS

          On February 8, 1996, the President signed the 1996 Telecom Act, into law. This statute substantially amended the Communications Act of 1934 (the "Communications Act") by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC will have to conduct a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Business - Competition" and "-Federal Regulation-Rate Regulation."

          The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership.


CABLE COMMUNICATIONS POLICY ACT OF 1984

          The 1984 Cable Act became effective on December 29, 1984. This federal statute, which amended the Communications Act, creates uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1984 Cable Act grandfathered, for the remaining term of existing franchises, many but not all of the provisions in existing franchises which would not be permitted in franchises entered into or renewed after the effective date of the 1984 Cable Act.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

          On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation has effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amends the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute, virtually all of which have been completed. The 1992 Cable Act allows for a greater degree of regulation of the cable industry with respect to, among other things: (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility;
(xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors.

          A constitutional challenge to the must-carry provisions of the 1992 Cable Act is still ongoing. On April 8, 1993, a three-judge district court panel granted summary judgment for the government upholding the must-carry provisions. That decision was appealed directly to the U.S. Supreme Court which remanded the case back to the district court to determine whether there was adequate evidence that the provisions were needed and whether the restrictions chosen were the least intrusive. On December 12, 1995, the district court again upheld the must-carry provisions. The Supreme Court has again agreed to review the district court's decision.

          On September 16, 1993, a constitutional challenge to the balance of the 1992 Cable Act provisions was rejected by the U.S. District Court in the District of Columbia which upheld the constitutionality of all but three provisions of the statute (multiple ownership limits for cable operators, advance notice of free previews for certain programming services and channel set- asides for DBS operators). An appeal from that decision is pending before the U.S. Court of Appeals for the District of Columbia Circuit.


FEDERAL REGULATION

          The FCC, the principal federal regulatory agency with jurisdiction over cable television, has heretofore promulgated regulations covering such areas as the registration of cable television systems, cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The 1992 Cable Act required the FCC to adopt additional regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The 1996 Telecom Act requires certain changes to various of these regulations. A brief summary of certain of these federal regulations as adopted to date follows.

          RATE REGULATION

          The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. Additionally, the 1992 Cable Act eliminated the 5% annual rate increase for basic service previously allowed by the 1984 Cable Act without local approval; required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act ends FCC regulation of nonbasic tier rates on March 31, 1999.

          The FCC adopted rules designed to implement the 1992 Cable Act's rate regulation provisions on April 1, 1993, and then significantly amended them on reconsideration on February 22, 1994. The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The FCC's original rules became effective on September 1, 1993. The rules have been further amended several times. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates, and a formula for calculating additional rate increases. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit.

          Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required, measured from the date of a complaint to the FCC challenging an existing nonbasic cable service rate or from September 1993, for existing basic cable service rates under the original rate regulations, and from May 15, 1994, under the February 22, 1994 amendments thereto. In general, the reduction for existing basic and nonbasic cable service rates under the original rate regulations would be to the greater of the applicable benchmark level or the rates in force as of September 30, 1992, minus 10 percent, adjusted forward for inflation. The amended regulations require an aggregate reduction of 17 percent, adjusted forward for inflation, from the rates in force as of September 30, 1992. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. Amendments adopted on November 10, 1994 incorporated an alternative method for adjusting the rate charged for a regulated nonbasic tier when new services are added. Cable operators can increase rates for such tiers by as much as $1.50 over a two year period to reflect the addition of up to six new channels of service on nonbasic tiers (an additional $0.20 for a seventh channel is permitted in the third year). In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Partnership's systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

          Franchising authorities have become certified by the FCC to regulate the rates charged by the Partnership for basic cable service and for associated basic cable service equipment. In addition, a number of the Partnership's customers have filed complaints with the FCC regarding the rates charged for non-basic cable service.

          The Partnership has adjusted its regulated programming service rates and related equipment and installation charges in substantially all of its systems so as to bring these rates and charges into compliance with the applicable benchmark or equipment and installation cost levels. The Partnership also implemented a program in substantially all of its systems under which a number of the Partnership's satellite-delivered and premium services are now offered individually on a per channel (i.e., a la carte) basis, or as a group at a discounted price. A la carte services were not subject to the FCC's rate regulations under the rules originally issued to implement the 1992 Cable Act.

          The FCC, in its reconsideration of the original rate regulations, stated that it was going to take a harder look at the regulatory treatment of such a la carte packages on an ad hoc basis. Such packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers and, therefore, subject to rate regulation. There have been no FCC rulings related to systems owned by the Partnership. There have been two rulings, however, on such packages offered by affiliated partnerships managed by FHGLP. In one case, the FCC's Cable Services Bureau ruled that a nine- channel a la carte package was an evasion of rate regulation and ordered this package to be treated as a regulated tier. In the other case, a six-channel package was held not to be an evasion, but rather is to be considered an unregulated new product tier under the FCC's November 10, 1994 rule amendments. The deciding factor in all of the FCC's decisions related to a la carte tiers appears to be the number of channels moved from regulated tiers, with six or fewer channels being deemed not to be an evasion. Almost all of the Partnership's systems moved six or fewer channels to a la carte packages. Under the November 10, 1994 amendments, any new a la carte package created after that date will be treated as a regulated tier, except for packages involving traditional premium services (e.g., HBO).

          In December 1995, the Partnership, and all of its affiliated partnerships, filed petitions with the FCC seeking a determination that they are eligible for treatment as "small cable operators" for purposes of being able to utilize the FCC's streamlined cost-of-service rate-setting methodology. If such relief is granted, many of the Partnership's systems would be able to increase their basic and/or nonbasic service tier rates.

          On March 11, 1993, the FCC adopted regulations pursuant to the 1992 Act which require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002.

          CARRIAGE OF BROADCAST TELEVISION SIGNALS

          The 1992 Cable Act contains new signal carriage requirements. These new rules allowed commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. The first such election was made on June 17, 1993. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS. The 1992 Cable Act also eliminated, effective December 4, 1992, the FCC's regulations requiring the provision of input selector switches. The must-carry provisions for non-commercial stations became effective on December 4, 1992. Implementing must-carry rules for non-commercial and commercial stations and retransmission consent rules for commercial stations were adopted by the FCC on March 11, 1993. All commercial stations entitled to carriage were to have been carried by June 2, 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5,

1993. A number of stations previously carried by the Partnership's cable television systems elected retransmission consent. The Partnership was able to reach agreements with broadcasters who elected retransmission consent or to negotiate extensions to the October 6, 1993 deadline and has therefore not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services (e.g., ESPN2 and a new service by FOX) in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operator, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1996.


          NONDUPLICATION OF NETWORK PROGRAMMING

          Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis.

          DELETION OF SYNDICATED PROGRAMMING

          FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety. The FCC also has commenced a proceeding to determine whether to relax or abolish the geographic limitations on program exclusivity contained in its rules, which would allow parties to set the geographic scope of exclusive distribution rights entirely by contract, and to determine whether such exclusivity rights should be extended to noncommercial educational stations. It is possible that the outcome of these proceedings will increase the amount of programming that cable operators are requested to black out. Finally, the FCC has declined to impose equivalent syndicated exclusivity rules on satellite carriers who provide services to the owners of home satellite dishes similar to those provided by cable systems.

          FRANCHISE FEES

          Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.


          RENEWAL OF FRANCHISES

          The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

          The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce his renewal rights which could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within thirty to thirty-six months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

          A recent federal court decision could, if upheld and if adopted by other federal courts, make the renewal of franchises more problematical in certain circumstances. The United States District Court for the Western District of Kentucky held that the statute does not authorize it to review a franchising authority's assessment of its community needs to determine if they are reasonable or supported by any evidence. This result would seemingly permit a franchising authority which desired to oust an existing operator to set cable-related needs at such a high level that the incumbent operator would have difficulty in making a renewal proposal which met those needs. This decision has been appealed. The Partnership was not a party to this litigation.

          CHANNEL SET-ASIDES

          The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act presently allows cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

          COMPETING FRANCHISES

          Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be in a state of flux. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

          OWNERSHIP

          The 1984 Cable Act codified existing FCC cross-ownership regulations, which, in part, prohibit local exchange telephone companies ("LECs") from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. This restriction had been ruled unconstitutional in several court cases, and was before the Supreme Court for review, when the 1996 Telecom Act was passed. That statute repealed the rule in its entirety.

          The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's significant signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network. The 1996 Telecom Act eliminates this prohibition. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from this restriction. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

          Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

          The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of all activated channels.


          EEO

          The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. The statute requires the FCC to adopt reporting and certification rules that apply to all cable system operators with more than five full-time employees. Pursuant to the requirements of the 1992 Cable Act, the FCC has imposed more detailed annual EEO reporting requirements on cable operators and has expanded those requirements to all multichannel video service distributors. Failure to comply with the EEO requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.


          PRIVACY

          The 1984 Cable Act imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

          FRANCHISE TRANSFERS

          The 1992 Cable Act precluded cable operators from selling or otherwise transferring ownership of a cable television system within 36 months after acquisition or initial construction, with certain exceptions. The 1996

Telecom Act repealed this restriction. The 1992 Cable Act also requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.


          REGISTRATION PROCEDURE AND REPORTING REQUIREMENTS

          Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators who operate in certain frequency bands are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators who fail to make this filing or who exceed the FCC's allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.


          TECHNICAL REQUIREMENTS

          Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has revised such standards and made them applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

          The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. This latter requirement could make it more difficult or costly for cable operators to upgrade their customer premises equipment and the FCC has been asked to reconsider its regulations. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.


          POLE ATTACHMENTS

          The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. The 1996 Telecom Act directs the FCC to adopt a new rate formula for any attaching party, including cable systems, which offer telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services.

          OTHER MATTERS

          FCC regulation pursuant to the Communications Act, as amended, also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the fairness doctrine and rules governing political broadcasts; customer service; obscenity and indecency; home wiring and limitations on advertising contained in nonbroadcast children's programming.

          The 1996 Telecom Act establishes a process for the creation and implementation of a "voluntary" system of ratings for video programming containing sexual, violent or other "indecent" material and directs the FCC to adopt rules requiring most television sets manufactured in the United States or shipped in interstate commerce to be technologically capable of blocking the display of programs with a common rating. The 1996 Telecom Act also requires video programming distributors to employ technology to restrict the reception of programming by persons not subscribing to those channels. In the case of channels primarily dedicated to sexually-oriented programming, the distributor must fully block reception of the audio and video portion of the channels; a distributor that is unable to comply with this requirement may only provide such programming during a "safe harbor" period when children are not likely to be in the audience, as determined by the FCC. With respect to other kinds of channels, the 1996 Telecom Act only requires that the audio and video portions of the channel be fully blocked, at no charge, upon request of the person not subscribing to the channel. The specific blocking requirements applicable to sexually-oriented programming are being challenged in court on constitutional grounds.


          COPYRIGHT

          Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Originally, the Federal Copyright Royalty Tribunal was empowered to make and, in fact, did make several adjustments in copyright royalty rates. This tribunal was eliminated by Congress in 1993. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office. Requests to adjust the rates were made in January, 1996 and are pending before the Copyright Office.

          Cable operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

          The Copyright Office has commenced a proceeding aimed at examining its policies governing the consolidated reporting of commonly owned and contiguous cable television systems. The present policies governing the consolidated reporting of certain cable television systems have often led to substantial increases in the amount of copyright fees owed by the systems affected. These situations have most frequently arisen in the context of cable television system mergers and acquisitions. While it is not possible to predict the outcome of this proceeding, any changes adopted by the Copyright Office in its current policies may have the effect of reducing the copyright impact of certain transactions involving cable company mergers and cable television system acquisitions.

          Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable systems. Such negotiated agreements would likely increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

          Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. As a result of extensive litigation, both ASCAP and BMI now offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable systems to their customers.

          Copyrighted music performed by cable systems themselves on local origination channels, in advertisements inserted locally on cable networks, et cetera, must also be licensed. A blanket license is available from BMI. Cable industry negotiations with ASCAP are still in progress.


STATE AND LOCAL REGULATION

          Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

          Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on a percentage of the system's gross customer revenues, to the granting authority. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

          The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

          Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

          The attorneys general of approximately 25 states have announced the initiation of investigations designed to determine whether cable television systems in their states have acted in compliance with the FCC's rate regulations.

          The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry can be predicted at this time.

ITEM 2.   PROPERTIES

          The Partnership owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and owns or leases its service vehicles. The Partnership believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Partnership's business operations.

          The Partnership owns substantially all of the assets related to its cable television operations, including its program production equipment, headend (towers, antennae, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

ITEM 3.   LEGAL PROCEEDINGS

          There are no material legal proceedings involving the Partnership pending as of the date of this report.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

          While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop. The approximate number of equity security holders of record was 932 as of December 31, 1995. In addition to restrictions on the transferability of units contained in the partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.


DISTRIBUTIONS

          The amended partnership agreement generally provides that all cash distributions (as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The partnership agreement also provides that all partnership profits, gains, operational losses, and credits (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the limited partners have received cash flow equal to their initial investments, the general partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the limited partners have received an annual simple interest return of at least 18% of their initial investments less any distributions from previous system sales and cash distributions from operations after Capital Payback. Thereafter, the respective allocations will be made 15% to the general partners and 85% to the limited partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual limited partners will be based on their respective limited partnership ownership interests.

          Upon the disposition of substantially all of the partnership assets, gain shall be allocated first to the limited partners having negative capital account balances until their capital accounts are increased to zero, next equally among the general partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

          The policy of the Corporate General Partner (although there is no contractual obligation to do so) is to cause the Partnership to make cash distributions on a quarterly basis throughout the operational life of the Partnership, assuming the availability of sufficient cash flow from Partnership operations. The amount of such distributions, if any, will vary from quarter to quarter depending upon the Partnership's results of operations and the Corporate General Partner's determination of whether otherwise available funds are needed for the Partnership's ongoing working capital and liquidity requirements. However, on February 22, 1994, the FCC announced significant amendments to its rules implementing certain provisions of the 1992 Cable Act. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

          The Partnership began making periodic cash distributions to limited partners from operations during 1986. No distributions were made during 1993, 1994 or 1995.

          The Partnership's ability to pay distributions, the actual level of distributions and the continuance of distributions will, if any, depend on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank refinancing, regulatory or legislative developments governing the cable television industry, and growth in customers. Some of these factors are beyond the control of the partnership, and consequently, no assurances can be given regarding the level or timing of future distributions.


ITEM 6.  SELECTED FINANCIAL DATA



                                                               Year Ended December 31,
                                            --------------------------------------------------------------------------------
INCOME STATEMENT DATA                            1991              1992             1993             1994             1995
                                              ----------        ----------       ----------       ----------       ----------

Revenues                                      $2,594,800        $2,780,200       $2,991,800       $2,985,500       $3,126,900
Costs and expenses                            (1,500,100)       (1,564,800)      (1,660,200)      (1,757,700)      (1,792,100)
Depreciation and amortization                 (1,003,000)         (922,400)        (968,500)      (1,000,700)        (924,600)
                                              ----------        ----------       ----------       ----------       -----------
Operating income                                  91,700           293,000          363,100          227,100          410,200
Interest expense                                (138,600)          (90,500)         (65,500)         (74,300)         (81,700)
Interest income                                    5,200            12,000           16,600           24,300           73,400
Gain on disposal of cable assets                  30,300                 -            1,100                -            1,100
                                               ---------        ----------       ----------       ----------       ----------

Net income (loss)                             $  (11,400)       $  214,500       $  315,300       $  177,100       $  403,000
                                              ==========        ==========       ==========       ==========        ==========
PER UNIT OF LIMITED
   PARTNERSHIP INTEREST:
Net income (loss)                             $     (.38)       $     7.11       $    10.45       $     5.87       $    13.35
                                              ==========        ==========       ==========        ==========      ==========

OTHER OPERATING DATA
Net cash provided by operating activities     $  143,300        $  762,100       $  710,000       $  977,100       $1,415,300
EBITDA(1)                                      1,094,700         1,215,400        1,331,600        1,227,800        1,334,800
EBITDA to revenues                                  42.2%             43.7%            44.5%            41.1%            42.7%
Total debt to EBITDA                                1.1x                .8x              .4x              .4x              .4x
Capital expenditures                          $  138,700        $   71,700       $  352,500       $  142,600       $  674,000



                                                                               As of December 31,
                                            ------------------------------------------------------------------------------------
BALANCE SHEET DATA                               1991              1992             1993             1994             1995
                                              ----------        ----------      ----------       ----------        ----------
Total assets                                  $5,473,300        $5,222,200       $4,513,800       $4,551,900       $5,026,700
Total debt                                     1,207,500           945,000          483,700          483,700          483,700
General partners' deficit                        (43,400)          (41,200)         (38,000)         (36,200)         (32,200)
Limited partners' capital                      3,084,100         3,296,400        3,608,500        3,783,800        4,182,800


- --------------------------
 (1) Operating income before depreciation and amortization. The Partnership measures its financial performance by its EBITDA, among other items. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. This is evidenced by the covenants in the primary debt instruments of the Partnership, in which EBITDA derived calculations are used as a measure of financial performance. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

          Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a significant negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, on February 8, 1996, President Clinton signed into law the 1996 Telecom Act. The 1996 Telecom Act revises, among other things, certain rate regulation provisions of the 1992 Cable Act. Given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical annual financial results as described below are not necessarily indicative of future performance. See "Legislation and Regulation" and "Liquidity and Capital Resources."


RESULTS OF OPERATIONS

          1995 COMPARED TO 1994

          The Partnership's revenues increased from $2,985,500 to $3,126,900, or by 4.7%, for the year ended December 31, 1995 as compared with 1994. Of the $141,400 increase, $173,000 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $149,200 was due to increases in the number of subscriptions for services, $29,900 was due to increases in advertising sales and other revenue producing items and $3,200 was due to increases in unregulated rates charged for premium services. These increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $213,900. As of December 31, 1995, the Partnership had 8,822 homes subscribing to cable service and 2,636 premium service units.

          Service costs increased from $954,500 to $1,034,100, or by 8.3%, for the year ended December 31, 1995 as compared to 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the $79,600 increase, $65,000 was due to increases in programming fees charged by program suppliers (including primary satellite fees) and $24,200 was due to an increase in copyright fees resulting from a change in copyright filing requirements. These increases were partially offset by a $14,700 decrease in repair and maintenance expense. The increase in programming expense was also due to expanded programming usage relating to channel line-up restructuring and to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

          General and administrative expenses decreased from $346,600 to $333,200, or by 3.9%, for the year ended December 31, 1995 as compared to 1994. Of the $13,400 decrease, $16,000 was due to a decrease in marketing expense and $6,700 was due to costs associated with reregulation of the cable industry. These decreases were partially offset by a $10,600 increase in professional fees.

          Management fees and reimbursed expenses decreased from $456,600 to $424,800, or by 7.0%, for the year ended December 31, 1995 as compared to 1994. Of the $31,800 decrease, $38,800 was due to lower reimbursable expenses charged by the General Partner including lower allocated personnel costs, postage costs, property taxes, telephone expense, office rent and costs related to compliance with the 1992 Cable Act. Management fees increased by $7,000 in direct relation to increased revenues as described above.

          Depreciation and amortization expense decreased from $1,000,700 to $924,600, or by 7.6%, for the year ended December 31, 1995 compared to 1994 due to the effect of certain tangible assets becoming fully depreciated, and due to a change in the estimated useful lives of certain assets.

          Operating income increased from $227,100 to $410,200, or by 80.6%, for the year ended December 31, 1995 compared to 1994 primarily due to increases in revenues and decreases in depreciation and amortization expense.

          Interest expense increased from $74,300 to $81,700, or by 10.0%, for the year ended December 31, 1995 compared to 1994. The increase was due to higher average interest rates during 1995 compared to 1994 (10.3% during 1995 compared to 8.6% during 1994). Interest income increased from $24,300 in 1994 to $73,400 in 1995 due to higher average interest rates earned on higher investment balances.

                  Due to the factors described above, the Partnership's net income increased from $177,100 to $403,000 for the year ended December 31, 1995 compared to 1994.

          1994 COMPARED TO 1993

          The Partnership's revenues decreased from $2,991,800 to $2,985,500, or .2%, for the year ended December 31, 1994 as compared with 1993. Of the $6,300 decrease, $21,000 was due to decreases in the number of subscriptions for services and $2,600 was estimated to be due to decreases in rates mandated by the 1992 Cable Act. Decreases were partially offset by an increase of $17,300 from other revenue producing items, specifically advertising sales and installation revenue. As of December 31, 1994, the Partnership had 8,666 homes subscribing to cable service and 2,773 premium service units.

          Service costs increased from $898,800 to $954,500, or by 6.2%, for the year ended December 31, 1994 as compared to 1993. Service costs represent costs directly attributable to providing cable services to customers. Of the $55,700 increase, $57,700 was due to increases in programming fees charged by program suppliers (including satellite fees), $13,600 was due to franchise fees, $6,000 was due to increased repair and maintenance expense and $4,200 was due to higher pole rent expense. These increases were partially offset by a $28,500 decrease due to greater capitalization of labor and overhead expense resulting from more capital projects during 1994. The increase in programming expense was also due to expanded programming usage caused by channel line-up restructuring and to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

          General and administrative expenses increased from $336,000 to $346,600, or by 3.2%, for the year ended December 31, 1994 as compared to 1993. Of the $10,600 increase, $14,500 was due to higher insurance expense, $8,100 to bad debt expense, $6,300 to decreased capitalization of labor and overhead costs resulting from fewer capital projects in the 1994 period, and $6,200 to expenses incurred to comply with the 1992 Cable Act. These increases were partially offset by a $12,800 decrease in professional fees and a $10,200 decrease in telephone expense.

          Management fees and reimbursed expenses increased from $425,400 to $456,600, or by 7.3%, for the year ended December 31, 1994 as compared to 1993. Of the $31,200 increase, $31,500 related to reimbursable expenses, which increased due to higher personnel costs, marketing expenses, telephone expense and costs related to compliance with the 1992 Cable Act.

          Depreciation and amortization expense increased from $968,500 to $1,000,700, or by 3.3% for the year ended December 31, 1994 compared to 1993. The increase was due to depreciation of asset additions, partially offset by the effect of certain intangible assets becoming fully amortized during 1994.

          Operating income decreased from $363,100 to $227,100, or by 37.5%, for the year ended December 31, 1994 compared to 1993 primarily due to lower revenues and higher programming fees, depreciation and amortization and reimbursable expenses as described above.

          Interest expense increased from $65,500 to $74,300, or by 13.4%, for the year ended December 31, 1994 compared to 1993. The increase was due to higher average interest rates during 1994 compared to 1993 (8.6% during 1994 compared to 7.5% during 1993), partially offset by lower average borrowings of $483,700 in 1994 versus $809,700 in 1993. Interest income increased from $16,600 in 1993 to $24,300 in 1994, or by 46.4%, due to higher average interest rates earned on investment balances.

          Due to the factors described above, the Partnership's net income decreased from $315,300 to $177,100, or by 43.8%, for the year ended December 31, 1994 compared to 1993.


LIQUIDITY AND CAPITAL RESOURCES

          The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow. See "Legislation and Regulation."

          The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership is required to rebuild one of its Illinois cable systems at an estimated cost of approximately $1,475,000 as a condition of a franchise renewal obtained. Construction will begin in 1996. Other capital expenditures budgeted for 1996 include approximately $305,000 for the improvement and upgrade of other assets. Additionally, the Corporate General Partner believes that it is essential for the Partnership to preserve liquidity through retention of cash for a required rebuild of its cable plant in Missouri at an estimated cost of approximately $1,100,000. Management is continuing to evaluate these liquidity issues, including whether or not it will be possible to resume paying distributions.

          In December 1993, the Partnership obtained from a lender a $2,250,000 revolving bank credit agreement (the "Facility") maturing on September 30, 1997. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1994, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain conditions, events of default and financial tests as well as other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets and acquisitions. The Partnership believes that it was in compliance with the Facility's loan covenants as of December 31, 1995. The maximum amount available under the Facility will decrease by $650,000 in 1996 to $1,050,000 and is payable in full during 1997. Repayment of principal is required to the extent the loan balance then outstanding exceeds the maximum commitment, as adjusted. At December 31, 1995, the outstanding loan balance under the Facility was $483,700.

          1995 VS. 1994

          Operating activities provided $438,200 more cash in 1995 than in 1994. The increase was primarily due to a $210,800 decrease in the payment of liabilities owed to the Corporate General Partner and third party creditors. Cash generated by Partnership operations increased by $148,700 after adding back non-cash depreciation and amortization charges and recognized gain on disposal of cable assets. Lower inventory balances in 1995 provided $122,000 more cash than in 1994. The Partnership used $2,400 less cash for the payment of deferred loan costs in 1995 than in 1994. Increases in cash were partially offset by changes in accounts receivable, prepaid expenses and other assets which used $45,700 more cash in 1995 than in the prior year.

          The Partnership used $531,700 more cash in investing activities in 1995 than in 1994 primarily due to increases of $531,400 and $1,400 in expenditures for tangible and intangible assets, respectively. Proceeds from the sale of cable system assets provided $1,100 in 1995.

          Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 41.1% during 1994 to 42.7% in 1995, primarily due to higher revenues. EBITDA increased from $1,227,800 to $1,334.800, or by 8.7%, during 1995 compared to 1994.


          1994 VS. 1993

          Operating activities provided $267,100 more cash in 1994 than in 1993. The increase was primarily due to a $423,400 decrease in the payment of liabilities owed to the Corporate General Partner and third party creditors. The Partnership also used $47,600 less cash for the payment of deferred loan costs. Changes in accounts receivable, prepaid expenses and other assets provided $4,100 additional cash in 1994 compared with 1993. Increases in cash were partially offset by a decrease of $115,900 due to higher inventory balances in 1994. Income generated by Partnership operations decreased by $92,100 after adding back non-cash depreciation and amortization charges and recognized gain on disposal of cable assets.

          The Partnership used $226,600 less cash in investing activities in 1994 than in 1993 primarily due to decreased expenditures of $209,900 and $17,800 for tangible and intangible assets, respectively. Proceeds from the sale of cable system assets decreased $1,100. Financing activities used $461,300 less cash in 1994 than in 1993 due to the elimination of debt repayments and borrowings.

          Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 44.5% during 1993 to 41.1% in 1994, primarily due to higher programming fees and reimbursable expenses. EBITDA decreased from $1,331,600 to $1,227,800, or by 7.8%, during 1994 compared to 1993.


RECENT ACCOUNTING PRONOUNCEMENTS

          In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

INFLATION

          Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way , provided that Partnership is able to increase its service rates periodically, of which there can be no assurance. See "Legislation and Regulation."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The general partners of a partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision.

          Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1995, the Corporate General Partner managed cable television systems serving approximately 126,200 Subscribers.

          Falcon Cablevision was formed in 1984 as a California limited partnership and has been engaged in the ownership and operation of cable television systems since that time. Falcon Cablevision is a wholly-owned subsidiary of FHGLP. FHGI is the sole general partner of FHGLP. FHGLP currently operates cable systems through a series of affiliated limited partnerships, including Falcon Cablevision, Falcon Cable Systems Company, Falcon Telecable, Falcon Cable Media, Falcon Classic Cable Income Properties, Falcon First, Inc., Falcon Community Cable and Falcon Video Communications, and also controls the general partners of the 15 limited partnerships which operate under the Enstar name (including the Partnership). Although these limited partnerships are affiliated with FHGLP, their assets are owned by legal entities separate from the Partnership.

          Set forth below is certain general information about the Directors and Executive Officers of the Corporate General Partner, all of whom have served in such capacities since October 1988:


NAME                                    POSITION
- ----                                    --------
Marc B. Nathanson                       Director, Chairman of the Board,
                                        Chief Executive Officer and President

Frank J. Intiso                         Executive Vice President and Chief
                                        Operating Officer

Stanley S. Itskowitch                   Director, Executive Vice President and
                                        General Counsel

Michael K. Menerey                      Chief Financial Officer and Secretary


MARC B. NATHANSON, 50, has been Chairman of the Board, Chief Executive Officer and President of FHGI and its predecessors since 1975. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, at that time the largest multiple-system cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA") and serves on its Executive Committee. At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 26-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson is also a Director of TV Por Cable Nacional, S.A. de C.V. Mr. Nathanson is also Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC ("FIC"). Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency.


FRANK J. INTISO, 49, has been Executive Vice President and Chief Operating Officer of FHGI and its predecessors since 1982. Mr. Intiso has been President and Chief Operating Officer of Falcon Cable Group since its inception. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of FHGI. Mr. Intiso has a Master's Degree in Business Administration from the University of California, Los Angeles, and is a Certified Public Accountant. He serves as chair of the California Cable Television Association, and is on the boards of Cable Advertising Bureau, Cable In The Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association, and the Southern California Cable Television Association.


STANLEY S. ITSKOWITCH, 57, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.


MICHAEL K. MENEREY, 44, has been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984 and has been Chief Financial Officer and Secretary of Falcon Cable Group since its inception. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.


CERTAIN KEY PERSONNEL

The following sets forth, as of December 31, 1995, biographical information about certain officers of FHGI and Falcon Cable Group, a division of FHGLP, who share certain responsibilities with the officers of the Corporate General Partner with respect to the operation and management of the Partnership.


JAMES V. ASHJIAN, 51, has been Controller of FHGI and its predecessors since October 1985 and Controller of Falcon Cable Group since its inception. Mr. Ashjian is a Certified Public Accountant and was a partner in Bider & Montgomery, a Los Angeles-based CPA firm, from 1978 to 1983, and self-employed from 1983 to October 1985. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.


LYNNE A. BUENING, 42, has been Vice President of Programming of Falcon Cable Group since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast, and newspaper industries.


OVANDO COWLES, 42, has been Vice President of Advertising Sales and Production of Falcon Cable Group since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice Television from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

HOWARD J. GAN, 49, has been Vice President of Corporate Development and Government Affairs of FHGI and its predecessors since 1988 and Vice President of Corporate Development and Government Affairs of Falcon Cable Group since its inception. He was General Counsel at Malarkey-Taylor Associates, a Washington, DC based telecommunications consulting firm, from 1986 to 1988. He was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.


R.W. ("SKIP") HARRIS, 48, has been Vice President of Marketing of Falcon Cable Group since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for the Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.


JOE A. JOHNSON, 51, has been Executive Vice President - Operations of FHGI since September 1995, and between January 1992 and that date was Senior Vice President of Falcon Cable Group. He was a Divisional Vice President of FHGI between 1989 and 1992 and a Divisional Vice President of Falcon Cable Group from its inception until 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held Cable System and Regional Manager positions with Warner Amex and Teleprompter.


JON W. LUNSFORD, 36, has been Vice President - Finance and Corporate Development FHGI since September 1994. From 1991 to 1994 he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.


JOAN SCULLY, 60, has been Vice President of Human Resources of FHGI and its predecessors since May 1988 and Vice President of Human Resources of Falcon Cable Group since its inception. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.


MICHAEL D. SINGPIEL, 48, was appointed Vice President of Operations of Falcon Cable Group in March 1996. Mr. Singpiel joined Falcon in October 1992 as Divisional Vice President of Falcon's Eastern Division. From 1990 to 1992, Mr. Singpiel was Vice President of C-Tec Cable Systems in Michigan.
Mr. Singpiel held various positions with Comcast in New Jersey and Michigan from 1980 to 1990.


RAYMOND J. TYNDALL, 48, has been Vice President of Engineering of Falcon Cable Group since October 1989. From 1975 to September 1989 he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband.


          In addition, Falcon Cable Group has six Divisional Vice Presidents who are based in the field. They are Ron L. Hall, Michael E. Kemph, Nicholas A. Nocchi, Larry L. Ott, Robert S. Smith and Victor A. Wible.

          Each director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

ITEM 11.  EXECUTIVE COMPENSATION

MANAGEMENT FEE

          The Partnership has a management agreement (the "Management Agreement") with Enstar Cable Corporation, a wholly owned subsidiary of the Corporate General Partner (the "Manager"), pursuant to which Enstar Cable Corporation manages the Partnership's systems and provides all operational support for the activities of the Partnership. For these services, the Manager receives a management fee of 5% of the Partnership's gross revenues, excluding revenues from the sale of cable television systems or franchises, calculated and paid monthly. In addition, the Partnership reimburses the Manager for certain operating expenses incurred by the Manager in the day-to-day operation of the Partnership's cable systems. The Management Agreement also requires the Partnership to indemnify the Manager (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by the Manager of the Management Agreement. The Management Agreement is terminable by the Partnership upon sixty (60) days written notice to the Manager. The Manager has engaged FHGLP to provide certain management services for the Partnership and pays FHGLP a portion of the management fees it receives in consideration of such services and reimburses FHGLP for expenses incurred by FHGLP on its behalf. The Corporate General Partner also performs certain supervisory and administrative services for the Partnership, for which it is reimbursed.

          For the fiscal year ended December 31, 1995, the Partnership accrued approximately $156,300 of management fees and $268,500 of reimbursed expenses. In addition, certain programming services are purchased through Falcon Cablevision. The Partnership paid Falcon Cablevision approximately $682,700 for these programming services for fiscal year 1995.


PARTICIPATION IN DISTRIBUTIONS

          The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5, "Market for Registrant's Equity Securities and Related Security Holder Matters."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          As of March 3, 1996, the common stock of FHGI was owned as follows:
78.5% by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In connection with the formation of Falcon Community Cable, on August 15, 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into 10% of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right. In 1991 FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1996, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso, H&FII and two other individuals held 58.9%, 12.1%, 16.3% and 0.6% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg A. Nathanson is Marc B. Nathanson's brother.

          As of March 3, 1996, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 0.46% of Falcon Classic Cable Income Properties, L.P., 2.58% of Falcon Video

Communications and 30.0% of Falcon Cable Systems Company. In accordance with the respective partnership agreements of the partnerships mentioned above, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships.

          On March 29, 1993, FHGLP was organized to effect the consolidation of certain cable television businesses, including Falcon Cablevision, Falcon Telecable, Falcon Cable Media and Falcon Community Cable, into FHGLP. At the same time FHGLP assumed the cable system management operations of FHGI. On December 28, 1995, FHGLP acquired the remaining 72.3% of outstanding shares of common stock of Falcon First, Inc., ("First"), that it did not previously own. First was an affiliated entity prior to December 28, 1995. The ownership interests in FHGLP are as follows: Falcon management, directors and affiliated individuals and entities: 38.2% (including 35.3% owned by Marc B. Nathanson and members of his family directly or indirectly), H&F and H&FII: 35.9%, Leeway &
Co.: 10.9%, Boston Ventures Limited Partnership II and Boston Ventures II-A Investment Corporation: 6.9%, Falcon First Communications, LLC: 2.1% and other institutional investors, individuals and trusts: 6.0%.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONFLICTS OF INTEREST

          In March 1993, FHGLP, a new entity, assumed the management services operations of FHGI. Effective March 29, 1993, FHGLP began receiving management fees and reimbursed expenses which had previously been paid by the Partnership, as well as the other affiliated entities mentioned above, to FHGI. The management of FHGLP is substantially the same as that of FHGI.

          FHGLP also manages the operations of Falcon Cable Systems Company, Falcon Classic Cable Income Properties, L.P., Falcon Video Communications, L.P., and, through its management of the operation of Falcon Cablevision (a subsidiary of FHGLP), the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. On September 30, 1988, Falcon Cablevision acquired all of the outstanding stock of Enstar Communications Corporation. Certain members of management of the General Partner have also been involved in the management of other cable ventures. FHGLP contemplates entering into other cable ventures, including ventures similar to the Partnership.

          Conflicts of interest involving acquisitions and dispositions of cable television systems could adversely affect Unitholders. For instance, the economic interests of management in other affiliated partnerships are different from those in the Partnership and this may create conflicts relating to which acquisition opportunities are preserved for which partnerships.

          These affiliations subject FHGLP and the General Partner and their management to certain conflicts of interest. Such conflicts of interest relate to the time and services management will devote to the Partnership's affairs and to the acquisition and disposition of cable television systems. Management or its affiliates may establish and manage other entities which could impose additional conflicts of interest.

          FHGLP and the Corporate General Partner will resolve all conflicts of interest in accordance with their fiduciary duties.

FIDUCIARY RESPONSIBILITY AND INDEMNIFICATION OF THE GENERAL PARTNERS

          A general partner is accountable to a limited partnership as a fiduciary and consequently must exercise good faith and integrity in handling partnership affairs. Where the question has arisen, some courts have held that a limited partner may institute legal action on his own behalf and on behalf of all other similarly situated limited partners (a class action) to recover damages for a breach of fiduciary duty by a general partner, or on behalf of the partnership (a partnership derivative action) to recover damages from third parties. Section 14-9-1001 of the Georgia Revised Uniform Limited Partnership Act also allows a partner to maintain a partnership derivative action if general partners with authority to do so have refused to bring the action or if an effort to cause those general partners to bring the action is not likely to succeed. Certain cases decided by federal courts have recognized the right of a limited partner to bring such actions under the Securities and Exchange Commission's Rule 10b-5 for recovery of damages resulting from a breach of fiduciary duty by a general partner involving fraud, deception or manipulation in connection with the limited partner's purchase or sale of partnership units.

          The partnership agreement provides that the General Partners will be indemnified by the Partnership for acts performed within the scope of their authority under the partnership agreement if such general partner (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that its conduct was negligent. In addition, the partnership agreement provides that the General Partners will not be liable to the Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, the Partnership maintains insurance on behalf of the General Partner, and such other persons as the General Partner shall determine against any liability that may be asserted against or expense that may be incurred by such person and against which the Partnership would be entitled to indemnify such person pursuant to the Partnership Agreement. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

                                     PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K

(a)     1.      Financial Statements

                Reference is made to the Index to Financial Statements on page F-1.

(a)     2.      Financial Statement Schedules

                Reference is made to the Index to Financial Statements on page F-1.

(a)     3.      Exhibits

                Reference is made to the Index to Exhibits on Page E-1.

(b)             Reports on Form 8-K

                None

                                   SIGNATURES


          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1996.

                                       ENSTAR INCOME PROGRAM II-2, L.P.
                                       By:  Enstar Communications Corporation,
                                            Corporate General Partner


                                            By: /s/    Marc B. Nathanson
                                               ------------------------------
                                                     Marc B. Nathanson
                                                     President



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       Signatures                             Title(*)                             Date
       ----------                             -----                                ----

/s/ Marc B. Nathanson                 Chairman of the Board,                   March 25, 1996
- -------------------------              Chief Executive Officer
   Marc B. Nathanson                   and President (Principal
                                       Executive Officer)


/s/ Michael K. Menerey                Chief Financial Officer,                 March 25, 1996
- -------------------------              Secretary and Director
   Michael K. Menerey                  (Principal Financial and
                                       Accounting Officer)


/s/ Frank J. Intiso                   Chief Operating Officer,                 March 25, 1996
- --------------------------             Executive Vice President
   Frank J. Intiso                     and Director


/s/ Stanley S. Itskowitch             Executive Vice President,                March 25, 1996
- ----------------------------           General Counsel and
   Stanley S. Itskowitch               Director




(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE

Report of Independent Auditors                                          F-2

Balance Sheets - December 31, 1994 and 1995                             F-3

Financial Statements for each of
the three years in the period
ended December 31, 1995:

    Statements of Income                                                F-4

    Statements of Partnership Capital (Deficit)                         F-5

    Statements of Cash Flows                                            F-6

Summary of Accounting Policies                                          F-7

Notes to Financial Statements                                           F-9

All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                         REPORT OF INDEPENDENT AUDITORS

Partners
Enstar Income Program  II-2, L.P.  (A Georgia Limited Partnership)

We have audited the balance sheets of Enstar Income Program II-2, L.P. (A Georgia Limited Partnership) as of December 31, 1994 and 1995, and the related statements of income, partnership capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The statements of income, partnership capital (deficit), and cash flows of Enstar Income Program II-2, L.P. for the year ended December 31, 1993 were audited by other auditors whose report dated February 16, 1994, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program II-2, L.P. at December 31, 1994 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                               /s/   ERNST & YOUNG LLP



Los Angeles, California
February 20, 1996

                        ENSTAR INCOME PROGRAM II-2, L.P.

                                 BALANCE SHEETS



                                                                             December 31,
                                                                     --------------------------
                                                                        1994            1995
                                                                     ----------      ----------
ASSETS:

    Cash and cash equivalents                                        $1,147,600      $1,863,800

    Accounts receivable, less allowance of $6,300 and $5,000
       for possible losses                                               24,500          68,900

    Prepaid expenses and other                                           21,400          29,500

    Property, plant and equipment, less
       accumulated depreciation and amortization                      2,538,500       2,414,700

    Franchise cost, net of accumulated
       amortization of $867,500 and $967,800                            570,000         467,700

    Cable materials, equipment and supplies                             194,800         138,100

    Deferred loan costs and other, net                                   55,100          44,000
                                                                     ----------      ----------

                                                                     $4,551,900      $5,026,700



                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
    Accounts payable                                                 $  175,300      $  282,300
    Due to affiliates                                                   145,300         110,100
    Note payable                                                        483,700         483,700
                                                                     ----------      ----------

         TOTAL LIABILITIES                                              804,300         876,100
                                                                     ----------      ----------


COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
    General partners                                                    (36,200)        (32,200)
    Limited partners                                                  3,783,800       4,182,800
                                                                     ----------      ----------

                TOTAL PARTNERSHIP CAPITAL                             3,747,600       4,150,600
                                                                     ----------      ----------

                                                                     $4,551,900      $5,026,700



                     See accompanying summary of accounting
                   policies and notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                              STATEMENTS OF INCOME

                                                              Year Ended December 31
                                                ----------------------------------------------
                                                    1993             1994              1995
                                                ----------        ----------        ----------
REVENUES                                        $2,991,800        $2,985,500        $3,126,900
                                                ----------        ----------        ----------
OPERATING EXPENSES:
 Service costs                                     898,800           954,500         1,034,100
 General and administrative expenses               336,000           346,600           333,200
 General Partner management fees
  and reimbursed expenses                          425,400           456,600           424,800
 Depreciation and amortization                     968,500         1,000,700           924,600
                                                ----------         ---------        ----------

                                                 2,628,700         2,758,400         2,716,700
                                                ----------         ---------        ----------

     Operating income                              363,100           227,100           410,200
                                                ----------         ---------        ----------

OTHER INCOME (EXPENSE):
 Interest expense                                  (65,500)          (74,300)          (81,700)
 Interest income                                    16,600            24,300            73,400
 Gain on disposal of cable assets                    1,100                 -             1,100
                                                ----------        ----------        ----------

                                                   (47,800)          (50,000)           (7,200)
                                                ----------        ----------        ----------

NET INCOME                                      $  315,300        $  177,100        $  403,000
                                                ==========        ==========        ===========

NET INCOME PER UNIT OF LIMITED
 PARTNERSHIP INTEREST                           $    10.45        $     5.87        $    13.35
                                                ==========        ==========        ==========




WEIGHTED AVERAGE LIMITED PARTNERSHIP
 UNITS OUTSTANDING DURING THE YEAR                  29,880            29,880            29,880
                                                ==========         =========        ==========








                     See accompanying summary of accounting
                   policies and notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)


                                       General         Limited
                                       Partners        Partners       Total
                                       --------        --------       -----
PARTNERSHIP CAPITAL (DEFICIT),
  January 1, 1993                      $(41,200)     $3,296,400     $3,255,200

     Net income for year                  3,200         312,100        315,300
                                       --------      ----------     ----------
PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1993                     (38,000)      3,608,500      3,570,500

     Net income for year                  1,800         175,300        177,100
                                       --------       ---------      ---------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1994                     (36,200)      3,783,800      3,747,600

     Net income for year                  4,000         399,000        403,000
                                       --------      ----------     ----------
PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1995                    $(32,200)     $4,182,800     $4,150,600
                                       ========      ==========     ==========






                     See accompanying summary of accounting
                  policies and notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                      Year Ended December 31

                                                                   ----------------------------------------------------------
                                                                          1993                   1994                1995
                                                                         ------                 ------              ------
Cash flows from operating activities:
 Net income                                                         $   315,300              $  177,100           $  403,000
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                       968,500               1,000,700              924,600
    Amortization of deferred loan costs                                    -                     12,800               12,800
    Gain on disposal of cable assets                                     (1,100)                   -                  (1,100)
    Increase (decrease) from changes in:
      Accounts receivable, prepaid expenses
       and other assets                                                 (10,900)                 (6,800)             (52,500)
      Cable materials, equipment and supplies                            50,600                 (65,300)              56,700
      Deferred loan costs                                               (50,000)                 (2,400)                -
      Accounts payable and due to affiliates                           (562,400)               (139,000)              71,800
                                                                    -----------              ----------           ----------

       Net cash provided by operating activities                        710,000                 977,100            1,415,300
                                                                    -----------              ----------           ----------

Cash flows from investing activities:
 Capital expenditures                                                  (352,500)               (142,600)            (674,000)
 Increase in intangible assets                                          (42,600)                (24,800)             (26,200)
 Proceeds from sale of property, plant
    and equipment                                                         1,100                    -                   1,100
                                                                    -----------              ----------           ----------

       Net cash used in investing activities                           (394,000)               (167,400)            (699,100)
                                                                    -----------              ----------           ----------

Cash flows from financing activities:
 Repayment of debt                                                   (1,195,000)                   -                   -
 Borrowings from note payable                                           733,700                    -                   -
                                                                    -----------              ----------           ----------

       Net cash used in
        financing activities                                           (461,300)                   -                   -
                                                                    -----------              ----------           ----------

Net increase (decrease) in cash
 and cash equivalents                                                  (145,300)                809,700              716,200

Cash and cash equivalents
 at beginning of year                                                   483,200                 337,900            1,147,600
                                                                    -----------              ----------          -----------
Cash and cash equivalents
 at end of year                                                     $   337,900              $1,147,600           $1,863,800
                                                                    ===========              ==========           ==========





                     See accompanying summary of accounting
                   policies and notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                         SUMMARY OF ACCOUNTING POLICIES



FORM OF PRESENTATION

          Enstar Income Program II-2, L.P., a Georgia limited partnership (the "Partnership") operates cable television systems in rural areas of Illinois and Missouri. As a Partnership, Enstar Income Program II-2, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1995, the book basis of the Partnership's net assets exceeded its tax basis by $494,500.

          The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations, including income taxes, of the partners.


CASH EQUIVALENTS

          For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.


CABLE MATERIALS, EQUIPMENT AND SUPPLIES

          Cable materials, equipment and supplies are stated at cost using the first-in first-out method. These items are capitalized until they are used for system upgrades, customer installations or repairs to existing systems. At such time, they are either transferred to property, plant and equipment or expensed, as appropriate.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION AND AMORTIZATION

          Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

         Cable television systems                5-15 years

         Vehicles                                3 years

         Furniture and equipment                 5-7 years

         Leasehold improvements                  Life of lease


FRANCHISE COST

          The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises. These costs (primarily legal fees) are direct and incremental to the acquisition of the franchise and are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Partnership periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONCLUDED)


DEFERRED LOAN COSTS AND OTHER DEFERRED CHARGES

          Deferred loan costs and other deferred charges include loan costs which are amortized to interest expense over the life of the related loan and costs which are amortized using the straight-line method over two to five years.


RECOVERABILITY OF ASSETS

          The Partnership assesses on an on-going basis the recoverability of intangible assets, including goodwill, and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to the undiscounted cash flow estimate. The Partnership also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

          In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.


REVENUE RECOGNITION

          Revenues from cable services are recognized as the services are provided.


RECLASSIFICATIONS

          Certain 1993 and 1994 amounts have been reclassified to conform to the 1995 presentation.


EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

          Earnings and losses are allocated 99% to the limited partners and 1% to the general partners. Earnings and losses per unit of limited partnership interest is based on the weighted average number of units outstanding during the year.


USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - PARTNERSHIP MATTERS

          The Partnership was formed on July 3, 1984 to acquire, construct, improve, develop and operate cable television systems in various locations in the United States. The partnership agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the general partners and for the admission of limited partners through the sale of interests in the Partnership. On September 30, 1988, Falcon Cablevision, a California limited partnership, purchased all of the outstanding capital stock of the Corporate General Partner.

          The Partnership was formed with an initial capital contribution of $1,100 comprising $1,000 from the Corporate General Partner and $100 from the initial limited partner. Sale of interests in the Partnership began in January 1985, and the initial closing took place in October 1985. The Partnership continued to raise capital until $7,500,000 (the maximum) was sold by January 1986.

          The amended partnership agreement generally provides that all cash distributions (as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The partnership agreement also provides that all partnership profits, gains, operational losses, and credits (all as defined) be allocated 1% to the general partners and 99% to the limited partners until the limited partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the limited partners have received cash flow equal to their initial investments, the general partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the limited partners have received an annual simple interest return of at least 18% of their initial investments less any distributions from previous system sales and cash distributions from operations. Thereafter, the respective allocations will be made 15% to the general partners and 85% to the limited partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual limited partners will be based on their respective limited partnership ownership interests.

          Upon the disposition of substantially all of the partnership assets, gains shall be allocated first to the limited partners having negative capital account balances until their capital accounts are increased to zero, next equally among the general partners until their capital accounts are increased to zero, and thereafter as outlined in the preceding paragraph. Upon dissolution of the Partnership, any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)



NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of:

                                                         December 31,
                                                 ----------------------------
                                                    1994              1995
                                                    ----              ----
          Cable television systems               $8,405,300        $8,992,400
          Vehicles, furniture and
            equipment, and leasehold
            improvements                            228,800           241,700
                                                 ----------        ----------

                                                  8,634,100         9,234,100

          Less accumulated depreciation
            and amortization                     (6,095,600)       (6,819,400)
                                                  ---------         ---------


                                                 $2,538,500        $2,414,700
                                                 ==========        ==========



NOTE 3 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:


Cash and Cash Equivalents

          The carrying amount approximates fair value due to the short maturity of those instruments.


Note Payable

          The carrying amount approximates fair value due to the variable rate nature of the note payable.


NOTE 4 - NOTE PAYABLE

          During 1993, the Partnership entered into a $2,250,000 reducing revolving line of credit agreement (the "Agreement") with a final maturity of December 31, 1997. The Agreement provides for quarterly reductions of the maximum commitment commencing September 30, 1995, permanently reducing the maximum available borrowings under the Agreement. The commitment reduces in quarterly installments of $75,000 through June 30, 1995, $125,000 through June 30, 1996, $200,000 through June 30, 1997 and $325,000 through December 31, 1997.
Considering the scheduled reduction in the commitment amount, the Partnership's note payable balance at December 31, 1995 will be payable in 1997. The Partnership has additional borrowing capacity under the revolving line of credit at December 31, 1995 of $1,216,300. Repayment of principal is required to the extent the loan balance then outstanding exceeds the reduced maximum commitment. The Partnership is permitted to prepay amounts outstanding under the Agreement at any time without penalty, and is able to reborrow throughout the term of the Agreement up to the maximum commitment then available so long as no event of default exists.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - NOTE PAYABLE (Continued)

          Borrowings bear interest at the lender's base rate (8.5% at December 31, 1995), as defined, plus 1.5%, payable quarterly. The Partnership is also required to pay a commitment fee of .5% per annum on the unused portion of the revolver. Borrowings under the Agreement are collateralized by substantially all assets of the Partnership and by a pledge of the general partners' interest in the Partnership.

          The Agreement contains various requirements and restrictions, including financial covenants, restriction of sale of assets, and limitations on investments, loans and advances. Management believes that the Partnership was in compliance with all loan covenants at December 31, 1995.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

          The Partnership leases buildings and tower sites associated with the systems under operating leases expiring in various years through 2003.

          Future minimum rental payments under noncancelable operating leases that have terms in excess of one year as of December 31, 1995 are as follows:


                Year                          Amount
                ----                          ------
                1996                         $ 3,200
                1997                           2,500
                1998                           2,400
                1999                           2,400
                2000                           2,400
                Thereafter                     7,200
                                             -------
                                             $20,100
                                             =======


          Rentals, other than pole rentals, charged to operations amounted to $13,600, $15,500 and $12,300 in 1993, 1994 and 1995, respectively. Pole rentals were $23,200, $27,400 and $30,900 in 1993, 1994 and 1995, respectively.

          Other commitments include approximately $1,472,900 at December 31, 1995 to rebuild certain existing cable systems.

          The Partnership is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming services and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

services. The Partnership believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC will have to conduct a number of rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

          The attorneys general of approximately 25 states have announced the initiation of investigations designed to determine whether cable television systems in their states have acted in compliance with the FCC's rate regulations.

          A recent federal court decision could if upheld and if adopted by other federal courts, make the renewal of franchises more problematic in certain circumstances. The United States District Court for the Western District of Kentucky held that the statute does not authorize it to review a franchising authority's assessment of its community needs to determine if they are reasonable or supported by any evidence. This result would seemingly permit a franchising authority which desired to oust an existing operator to set cable-related needs at such a high level that the incumbent operator would have difficulty in making a renewal proposal which met those needs. This decision has been appealed. The Partnership was not a party to this litigation.


NOTE 6 - EMPLOYEE BENEFIT PLANS

          The Partnership has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations of the Partnership for the Profit Sharing Plan in 1993, 1994 or 1995.


NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

          The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operation of the Partnership. Management fee expense was $149,600, $149,300 and $156,300 in 1993, 1994 and 1995, respectively.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONCLUDED)


NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)

          In addition to the monthly management fee above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. Reimbursed expenses were $275,800, $307,300 and $268,500 in 1993, 1994 and 1995, respectively.

          Certain programming services have been purchased through Falcon Cablevision. In turn, Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. Programming fees expense was $560,000, $617,700 and $682,700 `in 1993, 1994 and 1995, respectively.


NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          During the years ended December 31, 1993, 1994 and 1995, the Partnership paid cash interest amounting to $65,500, $74,100 and $81,600, respectively.

                                  EXHIBIT INDEX

Exhibit
Number                 Description
- -------                -----------

  3 Second Amended and Restated Agreement of Limited Partnership of Enstar Income Program II-2, L.P., dated as of August 1, 1988.(3)

  3.1 Amendment to Section 5.3.1 dated December 17, 1992. Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K dated December 17, 1992.

  10.1 Management Agreement between Enstar Income Program II-2 and Enstar Cable Corporation.(1)

  10.2 Credit Facility dated January 9, 1987 between Enstar Income Program II-2 and The Indiana National Bank.(2)

  10.3 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Hillsboro, IL.(2)

  10.4 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Jerseyville, IL.(2)

  10.5 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Nokomis, IL.(2)

  10.6 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Witt, IL.(2)

  10.7 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Malden, MO.(2)

  10.8 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Campbell, MO.(2)

  10.9 Service Agreement between Enstar Communications Corporation, Enstar Cable Corporation, and Falcon Holding Group, Inc. dated as of October 1, 1988.(3)

  10.10 Ordinance No. 1162 of the City of Pana, Illinois authorizing an extension of a cable television franchise and authorizing and renewing an agreement between the City of Pana, Illinois and Enstar Cable. Passed and approved February 8, 1993.(4)

                                  EXHIBIT INDEX


Exhibit
Number                 Description
- -------                -----------

  10.11 Franchise Agreement between the City of Pana, Illinois and Enstar Communications Corporation and Enstar Income Program II-2.(5)

  10.12 A resolution of the City Council of Malden, Missouri extending the Cable Television Franchise of Enstar Income Program II-2. Passed and approved September 2, 1993.(6)

  10.13 A resolution of the City Council of Witt, Illinois extending the Cable Television Franchise of Enstar Income Program II-2. Passed and adopted September 10, 1993.(6)

  10.14 Loan Agreement between Enstar Income Program II-2 and
        Kansallis-Osake-Pankki dated December 9, 1993.(7)

  10.15 Franchise Agreement and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Jerseyville.(8)

  16.1  Report of change in accountants.(9)

  21.1  Subsidiaries: None



FOOTNOTE REFERENCES

  (1) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-14505 for the fiscal year ended December 31, 1986.

  (2) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-14505 for the fiscal year ended December 31, 1987.

  (3) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-14505 for the fiscal year ended December 31, 1988.

  (4) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-14505 for the fiscal year ended December 31, 1992.

  (5) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-14505 for the quarter ended June 30, 1993

  (6) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-14505 for the quarter ended September 30, 1993.

  (7) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-14505 for the fiscal year ended December 31, 1993.

  (8) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-14505 for the quarter ended June 30, 1994.

  (9) Incorporated by reference to the exhibit to the Registrant's Current Report on Form 8-K, File No. 0-14505 dated October 17, 1994.