Form 10-Q
period 1996-03-31
ENSTAR INCOME PROGRAM II-2 LP
filed 1996-05-15
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

                         Commission file number 0-14505

  Enstar Income Program II-2, L.P.
             (Exact name of registrant as specified in its charter)

             Georgia                                         58-1628872
 (State or other jurisdiction                             (I.R.S. employer
of incorporation or organization)                        identification no.)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA        90024
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code         (310) 824-9990

         Former name, former address and former fiscal year, if changed since last report.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

                                                                   December 31,     March 31,
                                                                      1995*           1996
                                                                   ------------   -----------
                                                                                  (unaudited)
  ASSETS:
    Cash and cash equivalents                                      $ 1,863,800    $ 2,320,400

    Accounts receivable less allowance of $5,000 and
       $5,800 for possible losses                                       68,900         32,100

    Prepaid expenses and other                                          29,500         52,800

    Cable materials, equipment and supplies                            138,100        138,100

    Property, plant and equipment, less accumulated depreciation
       and amortization of $6,819,400 and $7,017,500                 2,414,700      2,238,700

    Franchise cost, less accumulated amortization
       of $967,800 and $994,500                                        467,700        442,700

    Deferred loan costs and other charges, net                          44,000         42,100
                                                                   -----------    -----------

                                                                   $ 5,026,700    $ 5,266,900
                                                                   ===========    ===========

           LIABILITIES AND PARTNERSHIP CAPITAL

  LIABILITIES:
    Note payable                                                   $   483,700    $   483,700
    Accounts payable                                                   282,300        207,600
    Due to affiliates                                                  110,100        289,900
                                                                   -----------    -----------

   TOTAL LIABILITIES                                                   876,100        981,200
                                                                   -----------    -----------

  COMMITMENTS AND CONTINGENCIES

  PARTNERSHIP CAPITAL (DEFICIT):
    General partners                                                   (32,200)       (30,800)
    Limited partners                                                 4,182,800      4,316,500
                                                                   -----------    -----------

   TOTAL PARTNERSHIP CAPITAL                                         4,150,600      4,285,700
                                                                   -----------    -----------

                                                                   $ 5,026,700    $ 5,266,900
                                                                   ===========    ===========

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                            Unaudited
                                                     ------------------------
                                                       Three months ended
                                                             March 31,
                                                     ------------------------
                                                        1995           1996
                                                     ---------      ---------
  REVENUES                                           $ 757,800      $ 816,600
                                                     ---------      ---------

  OPERATING EXPENSES:
    Service costs                                      234,600        272,200
    General and administrative expenses                 68,300         74,500
    General Partner management fees
       and reimbursed expenses                         104,200         99,700
    Depreciation and amortization                      232,100        236,900
                                                     ---------      ---------

                                                       639,200        683,300
                                                     ---------      ---------

  OPERATING INCOME                                     118,600        133,300
                                                     ---------      ---------

  OTHER INCOME (EXPENSE):
    Interest income                                     14,300         20,400
    Interest expense                                   (18,700)       (18,600)
                                                     ---------      ---------

                                                        (4,400)         1,800
                                                     ---------      ---------

  NET INCOME                                         $ 114,200      $ 135,100
                                                     =========      =========


  NET INCOME PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                             $    3.78      $    4.48
                                                     =========      =========

  AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                     29,880         29,880
                                                     =========      =========

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                     Unaudited
                                                             --------------------------
                                                                 Three months ended
                                                                      March 31,
                                                             --------------------------
                                                                 1995           1996
                                                             -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                               $   114,200    $   135,100
    Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                           232,100        236,900
         Amortization of deferred loan costs                       3,200          3,200
         Increase (decrease) from changes in:
           Accounts receivable, prepaid expenses and other       (76,300)        13,500
           Accounts payable and due to affiliates                 99,400        105,100
                                                             -----------    -----------

       Net cash provided by operating activities                 372,600        493,800
                                                             -----------    -----------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (54,100)       (29,700)
    Increase in intangible assets                                 (8,400)        (7,500)
                                                             -----------    -----------

       Net cash used in investing activities                     (62,500)       (37,200)
                                                             -----------    -----------

  INCREASE IN CASH AND CASH EQUIVALENTS                          310,100        456,600

  CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                     1,147,600      1,863,800
                                                             -----------    -----------

  CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                         $ 1,457,700    $ 2,320,400
                                                             ===========    ===========

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March 31, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership s latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $40,800 for the three months ended March 31, 1996.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $58,900 for the three months ended March 31, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $9,400 in the three months ended March 31, 1996. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $178,500 for these programming services for the three months ended March 31, 1996. Programming fees are included in service costs in the statements of operations for the three months ended March 31, 1996 and 1995.

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

4.       RECLASSIFICATIONS

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

                        ENSTAR INCOME PROGRAM II-2, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, the Partnership believes that recent policy decisions by the Federal Communications Commission (the "FCC") will permit it to increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $757,800 to $816,600, or by 7.8%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $58,800 increase, $39,800 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995, $14,800 was due to increases in other revenue producing items and $4,200 was due to increases in the number of subscriptions for services.

         Service costs increased from $234,600 to $272,200, or by 16.0%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $37,600 increase, $13,400 was due to increases in programming fees charged by program suppliers (including primary satellite fees), $12,400 was due to an increase in copyright fees, $4,300 was due to increases in franchise fees, $3,900 was due to a decrease in capitalization of labor and overhead expense due to fewer capital projects in the 1996 period and $3,600 was due to an increase in personnel costs. The increase in programming fees was also due to expanded programming usage relating to channel line-up restructuring and to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

                        ENSTAR INCOME PROGRAM II-2, L.P.

RESULTS OF OPERATIONS (Concluded)

         General and administrative expenses increased from $68,300 to $74,500, or by 9.1%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $6,200 increase, $4,800 was due to an increase in marketing expense, $2,900 was due to an increase in advertising sales expense and $2,700 was due to an increase in professional fees. These increases were partially offset by a $2,300 increase in the capitalization of labor and overhead expense and a $1,800 decrease in customer billing expense.

         Management fees and reimbursed expenses decreased from $104,200 to $99,700, or by 4.3%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $4,500 decrease, $7,400 was due to lower reimbursable expenses charged by the General Partner including lower allocated marketing expense, personnel costs and telephone expense. This decrease was partially offset by a $2,900 increase in management fees in direct relation to increased revenues as described above.

         Depreciation and amortization expense increased from $232,100 to $236,900, or by 2.1%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to asset additions related to the upgrade of the Partnership s plant.

         Operating income increased from $118,600 to $133,300, or by 12.4%, for the quarter ended March 31, 1996 compared to the corresponding period in 1995 primarily due to increases in revenues as described above.

         Interest expense remained relatively unchanged decreasing from $18,700 to $18,600 for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.

         Interest income increased from $14,300 to $20,400, or by 42.7% for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to higher cash balances available for investment.

         Due to the factors described above, the Partnership's net income increased from $114,200 to $135,100, or by 18.3%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

               The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

               The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated

                        ENSTAR INCOME PROGRAM II-2, L.P.

from operations and possible borrowings to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership is required to rebuild one of its Illinois cable systems at an estimated cost of approximately $1,475,000 as a condition of a franchise renewal obtained. Construction will begin in the second quarter of 1996. Other capital expenditures budgeted for 1996 include approximately $305,000 for the improvement and upgrade of other assets. Additionally, the Corporate General Partner believes that it is essential for the Partnership to preserve liquidity through retention of cash for a required rebuild of its cable plant in Missouri at an estimated cost of approximately $1,100,000. Management is continuing to evaluate these liquidity issues, including whether or not it will be possible to resume paying distributions.

         In December 1993, the Partnership obtained from a lender a $2,250,000 revolving bank credit agreement (the "Facility") maturing on September 30, 1997. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1994, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain conditions, events of default and financial tests as well as other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets and acquisitions. The Partnership believes that it was in compliance with the Facility s loan covenants as of March 31, 1996. The maximum amount available under the Facility will decrease by $650,000 in 1996 to $1,050,000 and is payable in full during 1997. Repayment of principal is required to the extent the loan balance then outstanding exceeds the maximum commitment, as adjusted. At March 31, 1996, the outstanding loan balance under the Facility was $483,700.

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Operating activities provided $121,200 more cash in the three months ended March 31, 1996 as compared with the corresponding period in 1995. The increase was primarily due to an $89,800 decrease in receivables and other assets. Cash generated by Partnership operations increased by $25,700 after adding back non-cash depreciation and amortization charges. Increases in accounts payable and due to affiliates used $5,700 less cash in the first three months of 1996.

         The Partnership used $25,300 less cash in investing activities in the three months ended March 31, 1996 than in the corresponding three months of 1995, due to a $24,400 decrease in expenditures for tangible assets and a $900 increase for intangible assets.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 46.3% during the first three months of 1995 to 45.3% in the corresponding 1996 quarter, primarily due to higher programming expense and copyright fees. EBITDA increased from $350,700 to $370,200, or by 5.6%, during the quarter ended March 31, 1996 compared to the corresponding three months in 1995.

                        ENSTAR INCOME PROGRAM II-2, L.P.

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance.

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


                                          By: ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner



Date: May 9, 1996                         By: /s/ Michael K. Menerey
                                              ----------------------
                                              Michael K. Menerey,
                                              Chief Financial Officer