Form 10-Q
period 1996-06-30
ENSTAR INCOME PROGRAM II-2 LP
filed 1996-08-12
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1996

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

                         PART I - FINANCIAL INFORMATION
                        ENSTAR INCOME PROGRAM II-2, L.P.
                            CONDENSED BALANCE SHEETS


                                                                       December 31,     June 30,
                                                                           1995*          1996
                                                                       ------------   -------------
                                                                                       (unaudited)
ASSETS:
  Cash and cash equivalents                                            $ 1,863,800    $ 2,354,800

  Accounts receivable less allowance of $5,000 and                          68,900         53,100
    $5,800 for possible losses

  Prepaid expenses and other                                                29,500         49,800

  Cable materials, equipment and supplies                                  138,100        138,100

  Property, plant and equipment, less accumulated depreciation
    and amortization of $6,819,400 and $7,228,300                        2,414,700      2,344,900

  Franchise cost, less accumulated amortization
    of $967,800 and $1,020,100                                             467,700        417,700

  Deferred loan costs and other charges, net                                44,000         40,800
                                                                       -----------    -----------

                                                                       $ 5,026,700    $ 5,399,200
                                                                       ===========    ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL


LIABILITIES:
  Note payable                                                         $   483,700    $   483,700
  Accounts payable                                                         282,300        220,100
  Due to affiliates                                                        110,100        307,000
                                                                       -----------    -----------

 TOTAL LIABILITIES                                                         876,100      1,010,800
                                                                       -----------    -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                         (32,200)       (29,800)
  Limited partners                                                       4,182,800      4,418,200
                                                                       -----------    -----------

 TOTAL PARTNERSHIP CAPITAL                                               4,150,600      4,388,400
                                                                       -----------    -----------

                                                                       $ 5,026,700    $ 5,399,200
                                                                       ===========    ===========

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                              Unaudited
                                                      -------------------------
                                                         Three months ended
                                                              June 30,
                                                      -------------------------
                                                         1995           1996
                                                      ------------    ---------
REVENUES                                              $ 784,700       $ 843,600
                                                      ---------       ---------

OPERATING EXPENSES:
   Service costs                                        256,800         260,700
   General and administrative expenses                   89,900         123,800
   General Partner management fees
      and reimbursed expenses                           105,600         109,000
   Depreciation and amortization                        224,100         250,500
                                                      ---------       ---------

                                                        676,400         744,000
                                                      ---------       ---------

OPERATING INCOME                                        108,300          99,600
                                                      ---------       ---------

OTHER INCOME (EXPENSE):
   Interest income                                       17,400          24,200
   Interest expense                                     (21,300)        (17,800)
   Loss on sale of cable assets                            --            (3,300)
                                                      ---------       ---------

                                                         (3,900)          3,100
                                                      ---------       ---------

NET INCOME                                            $ 104,400       $ 102,700
                                                      =========       =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                               $    3.46       $    3.40
                                                      =========       =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                       29,880          29,880
                                                      =========       =========

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                             Unaudited
                                                   ----------------------------
                                                         Six months ended
                                                             June 30,
                                                   ----------------------------
                                                       1995             1996
                                                   -----------      -----------
REVENUES                                           $ 1,542,500      $ 1,660,200
                                                   -----------      -----------

OPERATING EXPENSES:
   Service costs                                       491,400          532,900
   General and administrative expenses                 158,200          198,300
   General Partner management fees
      and reimbursed expenses                          209,800          208,700
   Depreciation and amortization                       456,200          487,400
                                                   -----------      -----------

                                                     1,315,600        1,427,300
                                                   -----------      -----------

OPERATING INCOME                                       226,900          232,900
                                                   -----------      -----------

OTHER INCOME (EXPENSE):
   Interest income                                      31,700           44,600
   Interest expense                                    (40,000)         (36,400)
   Loss on sale of cable assets                           --             (3,300)
                                                   -----------      -----------

                                                        (8,300)           4,900
                                                   -----------      -----------

NET INCOME                                         $   218,600      $   237,800
                                                   ===========      ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                            $      7.24      $      7.88
                                                   ===========      ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      29,880           29,880
                                                   ===========      ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS


                                                                    Unaudited
                                                           --------------------------
                                                                Six months ended
                                                                     June 30,
                                                           --------------------------
                                                               1995           1996
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $   218,600    $   237,800
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                           456,200        487,400
       Amortization of deferred loan costs                       6,400          6,400
       Loss on sale of cable assets                               --            3,300
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other        (8,200)        (4,500)
         Accounts payable and due to affiliates                 83,600        134,700
                                                           -----------    -----------

     Net cash provided by operating activities                 756,600        865,100
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                       (103,500)      (359,200)
   Increase in intangible assets                               (16,800)       (15,500)
   Proceeds from sale of cable assets                             --              600
                                                           -----------    -----------

     Net cash used in investing activities                    (120,300)      (374,100)
                                                           -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                          636,300        491,000

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                    1,147,600      1,863,800
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                        $ 1,783,900    $ 2,354,800
                                                           ===========    ===========

            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $42,200 and $83,000 for the three and six months ended June 30, 1996.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $66,800 and $125,700 for the three and six months ended June 30, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $7,300 and $16,700 in the three and six months ended June 30, 1996. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $180,600 and $359,100 for these programming services for the three and six months ended June 30, 1996. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1996 and 1995.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)



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

                        ENSTAR INCOME PROGRAM II-2, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with policy decisions by the Federal Communications Commission (the "FCC"), the Partnership will increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding such matters and the effect thereof on the Partnership's business.


RESULTS OF OPERATIONS

         The Partnership's revenues increased from $784,700 to $843,600, or by 7.5%, and from $1,542,500 to $1,660,200, or by 7.6% for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. Of the $58,900 increase in revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $51,100 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter in each of 1995 and 1996 and $10,300 was due to increases in other revenue producing items. These increases were partially offset by a $2,500 decrease due to a decrease in the number of subscriptions for services. Of the $117,700 increase in revenues for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $91,700 was due to increases in regulated service rates that were implemented by the Partnership as discussed above, $25,100 was due to increases in other revenue producing items and $900 was due to an increase in the number of subscriptions for services. As of June 30, 1996, the Partnership had approximately 8,900 homes subscribing to cable services and 2,700 premium service units.

                        ENSTAR INCOME PROGRAM II-2, L.P.

         Service costs increased from $256,800 to $260,700, or by 1.5%, and from $491,400 to $532,900, or by 8.4%, for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $3,900 increase in service costs for the three months ended June 30, 1996 compared to the corresponding period in 1995, $18,100 was due to an increase in copyright fees and franchise fees, which resulted from revenue increases as described above. These increases were partially offset by a $15,900 increase in capitalization of labor and overhead expense due to a greater number of capital projects during the three month period. Of the $41,500 increase in service costs for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $34,800 was due to an increase in copyright fees and franchise fees which resulted from revenue increases as described above, $20,000 was due to increases in programming fees charged by program suppliers (including primary satellite fees). These increases were partially offset by a $12,000 increase in capitalization of labor and overhead expense due to a greater number of capital projects during the six month period. The increases in programming fees were also due to expanded programming usage relating to channel line-up restructuring and to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses increased from $89,900 to $123,800, or by 37.7%, and from $158,200 to $198,300, or by 25.3% for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995. Of the $33,900 increase for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $23,000 was due to higher insurance premiums, $6,800 was due to an increase in marketing expense and $5,400 was due to expenses allocated by an affiliate of the Corporate General Partner that provides system operating management services to the Partnership. Of the $40,100 increase for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $21,400 was due to higher insurance premiums, $11,600 was due to an increase in marketing expense, $10,200 was due to expenses allocated by an affiliate of the Corporate General Partner as described above and $5,700 was due to an increase in advertising sales expense. These increases were partially offset by a $4,800 increase in capitalization of labor and overhead expense and a $3,400 decrease in customer billing expense.

         Management fees and reimbursed expenses increased from $105,600 to $109,000, or by 3.2%, during the three months ended June 30, 1996 as compared with the corresponding 1995 quarter, and remained relatively unchanged decreasing from $209,800 to $208,700 for the six months ended June 30, 1996 as compared to the first six months of 1995. Of the $3,400 increase for the three month period, $3,000 was due to management fees which increased in direct relation to increased revenues as described above. Of the $1,100 decrease for the six months period, $7,000 was due to lower reimbursable expenses charged by the Corporate General Partner including lower allocated personnel costs and marketing expense. This decrease in reimbursed expenses was partially offset by a $5,900 increase in management fees directly related to increases in revenues. As described above, an affiliate of the Corporate General Partner now provides certain system operating management services to the Partnership that were provided by the Corporate General Partner prior to 1996.

                        ENSTAR INCOME PROGRAM II-2, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Depreciation and amortization expense increased from $224,100 to $250,500, or by 11.8%, and from $456,200 to $487,400, or by 6.8% for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995. These increases were due to a reduction in the estimated remaining life of existing plant being replaced and to asset additions related to the upgrade of the Partnership's plant.

         Operating income decreased from $108,300 to $99,600, or by 8.0%, during the three months ended June 30, 1996 as compared with the corresponding 1995 quarter, and increased from $226,900 to $232,900, or by 2.6%, for the six months ended June 30, 1996 as compared to the first six months of 1995. The three months' decrease was primarily due to increases in depreciation and amortization expense and insurance premiums while the six months' increase was primarily due to increases in revenues as described above.

         Interest income increased from $17,400 to $24,200, or by 39.1%, and from $31,700 to $44,600, or by 40.7% for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995 due to higher cash balances available for investment.

         Interest expense decreased from $21,300 to $17,800, or by 16.4%, and from $40,000 to $36,400, or by 9.0% for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995 as a result of lower interest rates paid during the 1996 periods (9.7% and 9.8% for the three and six months ended June 30, 1996 versus 10.5% and 10.4% for the corresponding periods in 1995).

         Due to the factors described above, the Partnership's net income decreased from $104,400 to $102,700, or by 1.6%, during the three months ended June 30, 1996 as compared to the 1995 quarter, and increased from $218,600 to $237,800, or by 8.8%, for the six months ended June 30, 1996 as compared to the first six months of 1995.


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

         In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership is required to rebuild one of its Illinois cable systems at an estimated cost of approximately $1,475,000 as a condition of a franchise renewal obtained. Construction began in the second quarter of 1996. Other capital expenditures budgeted for 1996 include approximately

                        ENSTAR INCOME PROGRAM II-2, L.P.

$305,000 for the improvement and upgrade of other assets. Additionally, the Corporate General Partner believes that it is essential for the Partnership to preserve liquidity through retention of cash for a required rebuild of its cable plant in Missouri at an estimated cost of approximately $1,100,000, the start of which is dependent upon obtaining an extension of the franchise agreement for that system. Management is continuing to evaluate these liquidity issues, including whether or not it will be possible to resume paying distributions.

         In December 1993, the Partnership obtained from a lender a $2,250,000 revolving bank credit agreement (the "Facility") maturing on September 30, 1997. Loans under the Facility are secured by substantially all of the Partnership's assets. Interest is payable at the Base Rate plus 1.5%. "Base Rate" means the higher of the lender's prime rate or the Federal Funds Effective Rate plus 1/2%. The Facility provides for quarterly reductions of the maximum commitment beginning September 30, 1994, payable at the end of each fiscal quarter. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to re-borrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. The Partnership is also required to pay a commitment fee of 1/2% per annum on the unused portion of the Facility. The Facility contains certain conditions, events of default and financial tests as well as other covenants including, among others, restrictions on capital expenditures, incurrence of indebtedness, distributions and investments, sale of assets and acquisitions. The Partnership believes that it was in compliance with the Facility's loan covenants as of June 30, 1996. The maximum amount available under the Facility will decrease by $650,000 in 1996 to $1,050,000 and is payable in full during 1997. Repayment of principal is required to the extent the loan balance then outstanding exceeds the maximum commitment, as adjusted. At June 30, 1996, the outstanding loan balance under the Facility was $483,700.

         SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Operating activities provided $108,500 more cash in the six months ended June 30, 1996 than in the corresponding period in 1995. The increase was primarily due to a $51,100 increase in accounts payable and due to affiliates. Cash generated by Partnership operations increased by $50,400 after adding back non-cash depreciation and amortization charges. Increases in receivables and other assets used $3,700 less cash in the first six months of 1996.

         The Partnership used $253,800 more cash in investing activities in the six months ended June 30, 1996 than in the corresponding six months of 1995, due to a $255,700 increase in expenditures for tangible assets, partially offset by a $1,300 decrease in expenditures for intangible assets. The Partnership sold certain cable assets during the first six months of 1996 and received proceeds totaling $600.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 42.4% and 44.3% during the three and six months ended June 30, 1995 to 41.5% and 43.4% in the corresponding 1996 periods, primarily due to higher insurance expense. EBITDA increased from $332,400 to $350,100, or by 5.3%, during the three months ended June 30, 1996 compared to the corresponding quarter in 1995. EBITDA increased from $683,100 to $720,300, or by 5.4%, during the first six months of 1996 compared to the first six months of 1995.

                        ENSTAR INCOME PROGRAM II-2, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

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



                                        By:   ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner





Date: August 7, 1996                    By:    /s/ Michael K. Menerey
                                              -----------------------
                                              Michael K. Menerey,
                                              Chief Financial Officer