Form 10-Q
period 1996-09-30
ENSTAR INCOME PROGRAM II-2 LP
filed 1996-11-13
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------

                                   FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________


                      Commission file number   0-14505

                      Enstar Income Program II-2, L.P.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Georgia                                     58-1628872
-----------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA    90024
-----------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (310) 824-9990


-------------------------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

         Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes X    No
                                                  ---      ----

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

                       ===================================

                                                                             December 31,             September 30,
                                                                                1995*                     1996
                                                                             -----------              ------------
                                                                                                       (unaudited)
 ASSETS:
   Cash and cash equivalents                                                  $1,863,800                $1,961,400

   Accounts receivable less allowance of $5,000 and
     $4,700 for possible losses                                                   68,900                    44,800

   Prepaid expenses and other                                                     29,500                    40,000

   Cable materials, equipment and supplies                                       138,100                   138,100

   Property, plant and equipment, less accumulated depreciation
     and amortization of $6,819,400 and $7,444,000                             2,414,700                 2,488,100

   Franchise cost, less accumulated amortization
     of $967,800 and $1,045,800                                                  467,700                   392,400

   Deferred loan costs and other charges, net                                     44,000                    37,400
                                                                              ----------                ----------
                                                                              $5,026,700                $5,102,200
                                                                              ==========                ==========

                                                       LIABILITIES AND PARTNERSHIP CAPITAL

 LIABILITIES:
  Accounts payable                                                            $  282,300                $  240,800
  Due to affiliates                                                              110,100                   337,700
  Note payable                                                                   483,700                         -
                                                                              ----------                ----------
  TOTAL LIABILITIES                                                              876,100                   578,500
                                                                              ----------                ----------
 COMMITMENTS AND CONTINGENCIES

 PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                               (32,200)                  (28,500)
  Limited partners                                                             4,182,800                 4,552,200
                                                                              ----------                ----------
  TOTAL PARTNERSHIP CAPITAL                                                    4,150,600                 4,523,700
                                                                              ----------                ----------
                                                                              $5,026,700                $5,102,200
                                                                              ==========                ==========




               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ===================================

                                                                                              Unaudited
                                                                                ----------------------------------
                                                                                          Three months ended
                                                                                            September 30,
                                                                                ----------------------------------
                                                                                  1995                      1996
                                                                                --------                  --------
 REVENUES                                                                       $784,400                  $867,700
                                                                                --------                  --------
 OPERATING EXPENSES:
   Service costs                                                                 276,200                   290,800
   General and administrative expenses                                            80,900                    83,800
   General Partner management fees
      and reimbursed expenses                                                    105,400                   113,600
   Depreciation and amortization                                                 231,400                   255,500
                                                                                --------                  --------
                                                                                 693,900                   743,700
                                                                                --------                  --------
 OPERATING INCOME                                                                 90,500                   124,000
                                                                                --------                  --------
 OTHER INCOME (EXPENSE):
   Interest income                                                                19,900                    20,700
   Interest expense                                                              (20,400)                   (9,500)
   Gain on sale of cable assets                                                        -                       100
                                                                                --------                  --------

                                                                                    (500)                   11,300
                                                                                --------                  --------
 NET INCOME                                                                     $ 90,000                  $135,300
                                                                                ========                  ========

 NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                         $   2.98               $      4.48
                                                                                ========                  ========
 AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                29,880                    29,880
                                                                                ========                  ========





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ===================================

                                                                                              Unaudited
                                                                              ------------------------------------
                                                                                          Nine months ended
                                                                                            September 30,
                                                                              ------------------------------------
                                                                                 1995                      1996
                                                                              ----------                ----------
 REVENUES                                                                     $2,326,900                $2,527,900
                                                                              ----------                ----------
 OPERATING EXPENSES:
   Service costs                                                                 767,600                   823,700
   General and administrative expenses                                           239,100                   282,100
   General Partner management fees
      and reimbursed expenses                                                    315,200                   322,300
   Depreciation and amortization                                                 687,600                   742,900
                                                                              ----------                ----------

                                                                               2,009,500                 2,171,000
                                                                              ----------                ----------

 OPERATING INCOME                                                                317,400                   356,900
                                                                              ----------                ----------
 OTHER INCOME (EXPENSE):
   Interest income                                                                51,600                    65,300
   Interest expense                                                              (60,400)                  (45,900)
   Loss on sale of cable assets                                                        -                    (3,200)
                                                                              ----------                ----------

                                                                                  (8,800)                   16,200
                                                                              ----------                ----------
 NET INCOME                                                                   $  308,600                $  373,100
                                                                              ==========                ==========

 NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                       $    10.22                $    12.36
                                                                              ==========                ==========
 AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                29,880                    29,880
                                                                              ==========                ==========





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                       ===================================



                                                                                            Unaudited
                                                                              ------------------------------------
                                                                                        Nine months ended
                                                                                          September 30,
                                                                              ------------------------------------
                                                                                 1995                      1996
                                                                              ----------                ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  308,600                $  373,100
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                             687,600                   742,900
       Amortization of deferred loan costs                                         9,600                     9,600
       Loss on sale of cable assets                                                    -                     3,200
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other                         (47,400)                   13,600
         Accounts payable and due to affiliates                                  420,100                   186,100
                                                                              ----------                ----------

     Net cash provided by operating activities                                 1,378,500                 1,328,500
                                                                              ----------                ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (523,200)                 (726,900)
   Increase in intangible assets                                                 (22,700)                  (21,000)
   Proceeds from sale of cable assets                                                  -                       700
                                                                              ----------                ----------

     Net cash used in investing activities                                      (545,900)                 (747,200)
                                                                              ----------                ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                                   -                  (483,700)
                                                                              ----------                ----------

 INCREASE IN CASH AND CASH EQUIVALENTS                                           832,600                    97,600

 CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                      1,147,600                 1,863,800
                                                                              ----------                ----------
 CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                           $1,980,200                $1,961,400
                                                                              ==========                ==========





           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                    =======================================

1.       INTERIM FINANCIAL STATEMENTS

                 The accompanying condensed interim financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.


2.       TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES

                 The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $43,400 and $126,400 for the three and nine months ended September 30, 1996.

                 In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $70,200 and $195,900 for the three and nine months ended September 30, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                 The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $8,700 and $25,400 in the three and nine months ended September 30, 1996. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                 Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $187,600 and $546,700 for these programming services for the three and nine months ended September 30,

                        ENSTAR INCOME PROGRAM II-2, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                    =======================================


2.       TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES
         (CONCLUDED)

1996. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1996 and 1995.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $784,400 to $867,700, or by 10.6%, and from $2,326,900 to $2,527,900, or by 8.6%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $83,300 increase in revenues for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $60,300 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter of 1996, $19,700 due to increases in other revenue producing items and $17,600 due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. These increases were partially offset by a $14,300 decrease due to a decrease in the number of subscriptions for basic and premium services. Of the $201,000 increase in revenues for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $151,700 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter in each of 1995 and 1996, $44,700 due to increases in other revenue producing items and $17,600 due to the restructuring of The Disney Channel

                        ENSTAR INCOME PROGRAM II-2, L.P.

discussed above. These increases were partially offset by a $13,000 decrease in the number of subscriptions for basic and premium services. As of September 30, 1996, the Partnership had approximately 8,900 homes subscribing to cable services and 2,500 premium service units. The decrease of 200 premium units from June 30, 1996 was due to approximately 270 premium units that became tier subscriptions under the restructuring discussed above.

         Service costs increased from $276,200 to $290,800, or by 5.3%, and from $767,600 to $823,700, or by 7.3%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods for 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $14,600 increase in service costs for the three months ended September 30, 1996 compared to the corresponding period in 1995, $30,000 was due to an increase in copyright fees which resulted from revenue increases as described above, and $15,400 was due to an increase in programming fees charged by program suppliers (including primary satellite fees). These increases were partially offset by a $21,200 increase in capitalization of labor and overhead expense due to a greater number of capital projects during the three month period and a $9,200 decrease in franchise fees. Of the $56,100 increase in service costs for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $53,200 was due to an increase in copyright fees which resulted from revenue increases as described above, and $35,400 was due to increases in programming fees charged by program suppliers (including primary satellite fees). These increases were partially offset by a $33,200 increase in capitalization of labor and overhead costs due to a greater number of capital projects during the nine month period.

         General and administrative expenses increased from $80,900 to $83,800, or by 3.6%, and from $239,100 to $282,100, or by 18.0% for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Of the $2,900 increase for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $15,000 was due to an increase in marketing expense and $7,100 was due to an increase in bad debt expense. These increases were partially offset by an $8,700 increase in capitalization of labor and overhead costs, a $6,000 decrease in insurance premiums and a $4,900 decrease in personnel costs. Of the $43,000 increase for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $26,600 was due to an increase in marketing expense, $15,400 was due to higher insurance premiums, $10,200 was due to expenses allocated by an affiliate of the Corporate General Partner that provides system operating management services to the Partnership and $7,300 was due to an increase in advertising sales expense. These increases were partially offset by a $13,500 increase in capitalization of labor and overhead costs and a $5,300 decrease in personnel costs.

         Management fees and reimbursed expenses increased from $105,400 to $113,600, or by 7.8%, and from $315,200 to $322,300, or by 2.3%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods for 1995. Reimbursable expenses increased by $4,000 during the quarter ended September 30, 1996 as compared to the corresponding 1995 quarter primarily due to higher allocated personnel costs, professional service fees and computer service expense, and decreased by $3,000 during the nine months ended September 30, 1996 from the comparable period in 1995 due to lower allocated personnel costs and marketing expense. Management fees increased by $4,200 and $10,100 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

                        ENSTAR INCOME PROGRAM II-2, L.P.


RESULTS OF OPERATIONS (CONCLUDED)



         Depreciation and amortization expense increased from $231,400 to $255,500, or by 10.4%, and from $687,600 to $742,900, or by 8.0%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. These increases were due to a reduction in the estimated remaining life of an existing plant being replaced and to asset additions related to the upgrade of the Partnership's plant.

         Operating income increased from $90,500 to $124,000, or by 37.0%, and from $317,400 to $356,900, or by 12.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to increases in revenues as described above.

         Interest income increased from $19,900 to $20,700, or by 4.0%, and from $51,600 to $65,300, or by 26.6%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods for 1995 due to higher cash balances available for investment.

         Interest expense decreased from $20,400 to $9,500, or by 53.4%, and from $60,400 to $45,900, or by 24.0%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 due to the repayment in August 1996 of the Partnership's note payable.

         Due to the factors described above, the Partnership's net income increased from $90,000 to $135,300, or by 50.3%, and from $308,600 to $373,100, or by 20.9%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995.


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

         In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership is required to rebuild one of its Illinois cable systems at an estimated cost of approximately $1,475,000 as a condition of its franchise agreement. Construction began in the second quarter of 1996 and is expected to be completed by year end. Other capital expenditures budgeted for 1996 include approximately $305,000 for the improvement and upgrade of other assets. Additionally, the Corporate General Partner believes that it is essential for the Partnership to preserve liquidity through retention of cash for a required rebuild of its cable plant in Missouri at an estimated cost of approximately $1,100,000, the start of which is dependent upon obtaining an extension of

                        ENSTAR INCOME PROGRAM II-2, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)



the franchise agreement for that system. Management is continuing to evaluate these liquidity issues, including whether or not it will be possible to resume paying distributions.

         On August 9, 1996, the Partnership repaid the balance of $483,700 on its $2,250,000 revolving bank credit facility, which terminated the facility.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Operating activities provided $50,000 less cash in the nine months ended September 30, 1996 than in the corresponding period in 1995. The decrease was primarily due to a $234,000 increase in the payment of amounts due the Corporate General Partner and third-party creditors. Cash generated by Partnership operations increased by $123,000 after adding back non-cash depreciation and amortization charges and decreases in receivables and other assets provided $61,000 more cash in the first nine months of 1996.

         The Partnership used $201,300 more cash in investing activities in the nine months ended September 30, 1996 than in the corresponding nine months of 1995, due to a $203,700 increase in expenditures for tangible assets, partially offset by a $1,700 decrease in expenditures for intangible assets. The Partnership sold certain cable assets during the first nine months of 1996 and received proceeds totaling $700. Financing activities used $483,700 more cash in 1996 for repayment of the Partnership's note payable.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 41.0% and 43.2% during the three and nine months ended September 30, 1995 to 43.7% and 43.5% in the corresponding 1996 periods, primarily due to higher revenues and increased capitalization of labor and overhead costs as described above. EBITDA increased from $321,900 to $379,500, or by 17.9%, during the three months ended September 30, 1996 compared to the corresponding quarter in 1995. EBITDA increased from $1,005,000 to $1,099,800, or by 9.4%, during the first nine months of 1996 compared to the first nine months of 1995.

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



                                       By:  ENSTAR COMMUNICATIONS CORPORATION
                                            General Partner





Date:  November 12, 1996               By: /s/ Michael K. Menerey
                                          --------------------------------
                                          Michael K. Menerey
                                          Chief Financial Officer