Form 10-Q
period 1997-03-31
ENSTAR INCOME PROGRAM II-2 LP
filed 1997-05-09
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1997
                                    -------------------------------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     -----------------------

                        Commission File Number    0-14505
                                                 ----------
Enstar Income Program II-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Georgia                                           58-1628872
------------------------------                           ----------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation organization)                           Identification Number)


 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                                  90024
---------------------------------------                  ----------------------
(Address of principal executive offices)                       (Zip Code)


          Registrant's telephone number, including area code:  (310) 824-9990
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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

                       ==================================

                                                                                              December 31,         March 31,
                                                                                                 1996*               1997
                                                                                             ------------        ------------
                                                                                                                  (Unaudited)
          ASSETS:
            Cash and cash equivalents                                                       $  1,968,100        $  2,334,600

            Accounts receivable, less allowance of $5,200 and
               $5,400 for possible losses                                                         96,000              88,400

            Prepaid expenses and other assets                                                    182,200             201,400

            Property, plant and equipment, less accumulated
               depreciation and amortization of $7,591,400 and $7,735,900                      2,692,700           2,649,500

            Franchise cost, net of accumulated
               amortization of $1,072,000 and $1,097,700                                         366,200             340,500

            Deferred loan costs and deferred charges, net                                         34,900              19,600
                                                                                            ------------        ------------
                                                                                            $  5,340,100        $  5,634,000
                                                                                            ============        ============
                                                    LIABILITIES AND PARTNERSHIP CAPITAL
                                                    -----------------------------------

          LIABILITIES:
            Accounts payable                                                                $    323,200          $  226,100
            Due to affiliates                                                                    203,800             317,300
                                                                                            ------------        ------------
                    TOTAL LIABILITIES                                                            527,000             543,400
                                                                                            ------------        ------------
          COMMITMENTS AND CONTINGENCIES

          PARTNERSHIP CAPITAL (DEFICIT):
            General partners                                                                     (25,600)            (22,800)
            Limited partners                                                                   4,838,700           5,113,400
                                                                                            ------------        ------------
                    TOTAL PARTNERSHIP CAPITAL                                                  4,813,100           5,090,600
                                                                                            ------------        ------------
                                                                                            $  5,340,100        $  5,634,000
                                                                                            ============        ============




               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                      ====================================


                                                                                                       Unaudited
                                                                                             ------------------------------
                                                                                                   Three months ended
                                                                                                         March 31,
                                                                                             ------------------------------
                                                                                                1996               1997
                                                                                             ----------        ------------

          REVENUES                                                                          $  816,600          $  939,800
                                                                                            ----------          ----------
          OPERATING EXPENSES:
            Service costs                                                                      272,200             289,300
            General and administrative expenses                                                 74,500              75,600
            General Partner management fees
               and reimbursed expenses                                                          99,700             127,000
            Depreciation and amortization                                                      236,900             187,400
                                                                                            ----------          ----------
                                                                                               683,300             679,300
                                                                                            ----------          ----------
          OPERATING INCOME                                                                     133,300             260,500
                                                                                            ----------          ----------
          OTHER INCOME (EXPENSE):
            Interest income                                                                     20,400              25,100
            Interest expense                                                                   (18,600)             (8,100)
                                                                                            ----------          ----------
                                                                                                 1,800              17,000
                                                                                            ----------          ----------
          NET INCOME                                                                        $  135,100          $  277,500
                                                                                            ==========           =========

          NET INCOME PER UNIT OF LIMITED
             PARTNERSHIP INTEREST                                                           $     4.48           $    9.19
                                                                                            ==========           =========
          AVERAGE LIMITED PARTNERSHIP
             UNITS OUTSTANDING DURING PERIOD                                                    29,880              29,880
                                                                                            ==========           =========






           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================

                                                                                                       Unaudited
                                                                                           --------------------------------
                                                                                                 Three months ended
                                                                                                       March 31,
                                                                                           --------------------------------
                                                                                               1996                1997
                                                                                           ------------        ------------

          CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                                      $  135,100         $  277,500
            Adjustments to reconcile net income to net cash
               provided by operating activities:
                 Depreciation and amortization                                                 236,900            187,400
                 Amortization of deferred loan costs                                             3,200             13,900
                 Increase (decrease) from changes in:
                   Accounts receivable, prepaid expenses and other                              13,500            (11,600)
                   Accounts payable and due to affiliates                                      105,100             16,400
                                                                                          ------------       ------------
                      Net cash provided by operating activities                                493,800            483,600
                                                                                          ------------       ------------
          CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                               (29,700)          (113,300)
            Increase in intangible assets                                                       (7,500)            (3,800)
                                                                                          ------------       ------------
                      Net cash used in investing activities                                    (37,200)          (117,100)
                                                                                          ------------       ------------
          INCREASE IN CASH AND CASH EQUIVALENTS                                                456,600            366,500

          CASH AND CASH EQUIVALENTS
             AT BEGINNING OF PERIOD                                                          1,863,800          1,968,100
                                                                                          ------------       ------------
          CASH AND CASH EQUIVALENTS
             AT END OF PERIOD                                                             $  2,320,400       $  2,334,600
                                                                                          ============       ============




           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                   =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March 31, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $47,000 for the three months ended March 31, 1997.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $80,000 for the three months ended March 31, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $10,500 for the three months ended March 31, 1997. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $198,200 for the three months ended March 31, 1997. Programming fees are included in service costs in the statements of operations.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (Concluded)

                   =======================================


3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.

4.       RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                        ENSTAR INCOME PROGRAM II-2, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $816,600 to $939,800, or by 15.1%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $123,200 increase, $100,400 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $19,200 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $9,500 was due to increases in other revenue producing items, consisting primarily of advertising sales revenue. These increases were partially offset by a $5,900 decrease due to decreases in the number of subscriptions for premium service. As of March 31, 1997, the Partnership had approximately 8,800 homes subscribing to cable service and 2,400 premium service units.

         Service costs increased from $272,200 to $289,300, or by 6.3%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Service costs represent costs directly attributable to providing cable services to customers. Of the $17,100 increase, $19,700 was due to an increase in programming fees charged by program suppliers (including primary satellite fees), $15,000 was due to an increase in copyright fees resulting from revenue increases as described above, and $5,800 was due to an increase in franchise fees. These increases were partially offset by a $15,800 decrease in direct personnel costs

                        ENSTAR INCOME PROGRAM II-2, L.P.


RESULTS OF OPERATIONS (Concluded)

due to the transfer of certain Partnership employees to the Corporate General Partner's operations in the second half of 1996 and a $6,400 increase in capitalization of labor and overhead expense due to a greater number of capital projects in the 1997 quarter.

         General and administrative expenses remained relatively unchanged, increasing from $74,500 to $75,600, or by 1.5%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996.

         Management fees and reimbursed expenses increased from $99,700 to $127,000, or by 27.4%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $27,300 increase, reimbursable expenses increased by $21,100, primarily due to higher allocated personnel costs resulting from staff additions and wage increases. Management fees increased by $6,200 in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased from $236,900 to $187,400, or by 20.9%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to the rebuild of the Partnership's Jerseyville, Illinois cable system. The estimated remaining life of existing plant was reduced and depreciation of its net book value accelerated in 1996. The assets became fully depreciated in 1996.

         Operating income increased from $133,300 to $260,500, or by 95.4%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, due to increases in revenues and decreases in depreciation and amortization as described above.

         Interest expense decreased from $18,600 to $8,100, or by 56.5%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, due to the repayment of the Partnership's note payable in 1996. The Partnership fully amortized the related deferred loan costs to interest expense in the first quarter of 1997.

         Interest income increased from $20,400 to $25,100, or by 23.0%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, due to higher cash balances available for investment.

         Due to the factors described above, the Partnership's net income increased from $135,100 to $277,500 for the quarter ended March 31, 1997 as compared to the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. At March 31, 1997, the Partnership had no debt outstanding. The Partnership relies upon the availability of cash generated from operations and possible future borrowings to fund its ongoing expenses and capital requirements. The Partnership is required to rebuild its Jerseyville,

                        ENSTAR INCOME PROGRAM II-2, L.P.

LIQUIDITY AND CAPITAL RESOURCES (Concluded)

Illinois cable system at an estimated total cost of approximately $81,000 as a condition of its franchise agreement. The Partnership is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,689,000. Construction began in the second quarter of 1996 and is expected to be completed in the second half of 1997. Capital expenditures related to the Jerseyville rebuild approximated $51,000 in 1996 and other rebuild costs were approximately $1,071,000. Additional construction expenditures of $648,000 are projected for 1997, including approximately $30,000 for the required rebuild in Jerseyville. Rebuild construction costs approximated $86,500 during the first three months of 1997. Other capital expenditures budgeted for 1997 include approximately $331,000 for the improvement and upgrade of other assets. Management believes that cash flow from operations will be adequate to meet the Partnership's current liquidity requirements. Additionally, the Corporate General Partner believes that it is essential for the Partnership to preserve liquidity through retention of cash for a required rebuild of its cable plant in Missouri at an estimated cost of approximately $1,100,000, the start of which is dependent upon obtaining an extension of the franchise agreement for that system. Management is continuing to evaluate these liquidity issues, including whether or not it will be possible to resume paying distributions.

         THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Operating activities provided $10,200 less cash in the three months ended March 31, 1997 as compared with the corresponding period in 1996. The decrease was primarily due to an $88,700 increase in the use of cash to pay liabilities owed to affiliates and third-party creditors resulting from differences in the timing of payments. Changes in receivables and other assets used $25,100 more cash in the first three months of 1997 due to differences in the timing of receivable collections and in the payment of prepaid expenses. Cash generated by Partnership operations increased by $103,600 after adding back non-cash depreciation and amortization charges.

         The Partnership used $79,900 more cash in investing activities in the three months ended March 31, 1997 than in the corresponding three months of 1996, due to an $83,600 increase in expenditures for tangible assets, partially offset by a $3,700 decrease in expenditures for intangible assets.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 45.3% during the first three months of 1996 to 47.7% in the corresponding 1997 quarter, primarily due to higher revenues. EBITDA increased from $370,200 to $447,900, or by 21.0%, during the quarter ended March 31, 1997 compared to the corresponding three months in 1996.

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way.

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



                              By:      ENSTAR COMMUNICATIONS CORPORATION
                                       General Partner





Date:  May 6, 1997            By:      /s/ Michael K. Menerey
                                     ----------------------------
                                        Michael K. Menerey,
                                        Chief Financial Officer