Form 10-Q
period 1997-06-30
ENSTAR INCOME PROGRAM II-2 LP
filed 1997-08-12
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                              ----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________


                         Commission File Number 0-14505
                                               -------------

Enstar Income Program II-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Georgia                                          58-1628872
-------------------------------                  -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

    10900 Wilshire Boulevard - 15th Floor
          Los Angeles, California                                90024
-------------------------------------------      -------------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                   -------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

                    ========================================


                                                                        December 31,         June 30,
                                                                           1996*               1997
                                                                        -----------         -----------
                                                                                            (Unaudited)
ASSETS:
   Cash and cash equivalents                                            $ 1,968,100         $ 2,711,100

   Accounts receivable, less allowance of $5,200 and
      $5,600 for possible losses                                             96,000              60,900

   Prepaid expenses and other assets                                        182,200             195,900

   Property, plant and equipment, less accumulated
      depreciation and amortization of $7,591,400 and $7,299,900          2,692,700           2,631,000

   Franchise cost, net of accumulated
      amortization of $1,072,000 and $1,125,000                             366,200             314,300

   Deferred loan costs and deferred charges, net                             34,900              19,400
                                                                        -----------         -----------

                                                                        $ 5,340,100         $ 5,932,600
                                                                        ===========         ===========

                                 LIABILITIES AND PARTNERSHIP CAPITAL
                                 -----------------------------------


LIABILITIES:
   Accounts payable                                                     $   323,200         $   270,600
   Due to affiliates                                                        203,800             297,000
                                                                        -----------         -----------

          TOTAL LIABILITIES                                                 527,000             567,600
                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                         (25,600)            (20,100)
   Limited partners                                                       4,838,700           5,385,100
                                                                        -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                                       4,813,100           5,365,000
                                                                        -----------         -----------

                                                                        $ 5,340,100         $ 5,932,600
                                                                        ===========         ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================


                                                             Unaudited
                                                    ---------------------------
                                                          Three months ended
                                                              June 30,
                                                    ---------------------------
                                                       1996              1997
                                                    ---------         ---------
REVENUES                                            $ 843,600         $ 945,800
                                                    ---------         ---------

OPERATING EXPENSES:
   Service costs                                      260,700           283,800
   General and administrative expenses                123,800           105,000
   General Partner management fees
      and reimbursed expenses                         109,000           135,500
   Depreciation and amortization                      250,500           173,800
                                                    ---------         ---------

                                                      744,000           698,100
                                                    ---------         ---------

OPERATING INCOME                                       99,600           247,700
                                                    ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                     24,200            30,800
   Interest expense                                   (17,800)           (4,100)
   Loss on sale of cable assets                        (3,300)             --
                                                    ---------         ---------

                                                        3,100            26,700
                                                    ---------         ---------

NET INCOME                                          $ 102,700         $ 274,400
                                                    =========         =========

Net income allocated to General Partners            $   1,000         $   2,700
                                                    =========         =========

Net income allocated to Limited Partners            $ 101,700         $ 271,700
                                                    =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                             $    3.40         $    9.09
                                                    =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                     29,880            29,880
                                                    =========         =========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================


                                                           Unaudited
                                                -------------------------------
                                                       Six months ended
                                                           June 30,
                                                -------------------------------
                                                    1996                1997
                                                -----------         -----------
REVENUES                                        $ 1,660,200         $ 1,885,600
                                                -----------         -----------

OPERATING EXPENSES:
   Service costs                                    532,900             573,100
   General and administrative expenses              198,300             180,600
   General Partner management fees
      and reimbursed expenses                       208,700             262,500
   Depreciation and amortization                    487,400             361,200
                                                -----------         -----------

                                                  1,427,300           1,377,400
                                                -----------         -----------

OPERATING INCOME                                    232,900             508,200
                                                -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                   44,600              55,900
   Interest expense                                 (36,400)            (12,200)
   Loss on sale of cable assets                      (3,300)               --
                                                -----------         -----------

                                                      4,900              43,700
                                                -----------         -----------

NET INCOME                                      $   237,800         $   551,900
                                                ===========         ===========

Net income allocated to General Partners        $     2,400         $     5,500
                                                ===========         ===========

Net income allocated to Limited Partners        $   235,400         $   546,400
                                                ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $      7.88         $     18.29
                                                ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                   29,880              29,880
                                                ===========         ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                    ========================================


                                                                                 Unaudited
                                                                       -------------------------------
                                                                               Six months ended
                                                                                   June 30,
                                                                       -------------------------------
                                                                          1996                 1997
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   237,800         $   551,900
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                       487,400             361,200
       Amortization of deferred loan costs                                   6,400              13,900
       Loss on sale of cable assets                                          3,300                --
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets             (4,500)             21,400
         Accounts payable and due to affiliates                            134,700              40,600
                                                                       -----------         -----------

             Net cash provided by operating activities                     865,100             989,000
                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (359,200)           (237,600)
   Increase in intangible assets                                           (15,500)             (8,400)
   Proceeds from sale of property, plant and equipment                         600                --
                                                                       -----------         -----------

             Net cash used in investing activities                        (374,100)           (246,000)
                                                                       -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                      491,000             743,000

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                1,863,800           1,968,100
                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $ 2,354,800         $ 2,711,100
                                                                       ===========         ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $47,300 and $94,300 for the three and six months ended June 30, 1997.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $88,200 and $168,200 for the three and six months ended June 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $12,100 and $22,600 for the three and six months ended June 30, 1997. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $205,100 and $403,300 for the three and six months ended June 30, 1997. Programming fees are included in service costs in the statements of operations.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (CONCLUDED)
                     =======================================



3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses have been allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

4.       RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                        ENSTAR INCOME PROGRAM II-2, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and Federal Communications Commission (the "FCC") rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $843,600 to $945,800, or by 12.1%, and from $1,660,200 to $1,885,600, or by 13.6%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $102,200 increase in revenues for the three months ended June 30, 1997 as compared to the corresponding period in 1996, $81,200 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $19,700 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $8,500 was due to increases in other revenue producing items, consisting primarily of advertising sales revenue. These increases were partially offset by a decrease of $7,200 due to decreases in the number of subscriptions for basic, premium and tier services. Of the $225,400 increase in revenues for the six months ended June 30, 1997 as compared to the corresponding period in 1996, $181,800 was due to increases in regulated service rates, $39,000 was due to the restructuring of The Disney Channel and $18,000 was due to increases in other revenue producing items. The increase for the six months was partially offset by a $13,400 decrease in revenues due to decreases in the number of subscriptions for basic, premium and tier services. As of June 30, 1997, the Partnership had approximately 8,900 homes subscribing to cable service and 2,400 premium service units.

                        ENSTAR INCOME PROGRAM II-2, L.P.

         Service costs increased from $260,700 to $283,800, or by 8.9%, and from $532,900 to $573,100, or by 7.5%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. Programming expense and copyright fees accounted for the majority of the increase in both periods. Programming expense increased primarily as a result of higher rates charged by program suppliers. Copyright fees increased as a result of revenue increases as discussed above.

         General and administrative expenses decreased from $123,800 to $105,000, or by 15.2%, and from $198,300 to $180,600, or by 8.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Lower insurance premiums and an increase in capitalization of labor and overhead costs related to construction activity accounted for the majority of the decrease in both periods.

         Management fees and reimbursed expenses increased from $109,000 to $135,500, or by 24.3%, and from $208,700 to $262,500, or by 25.8%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions and wage increases.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 41.5% to 44.6% and from 43.4% to 46.1% during the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. The change was primarily due to higher revenues. EBITDA increased from $350,100 to $421,500, or by 20.4%, and from $720,300 to $869,400, or by 20.7%, during the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense decreased from $250,500 to $173,800, or by 30.6%, and from $487,400 to $361,200, or by 25.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to certain plant assets becoming fully depreciated in 1996.

         Operating income increased from $99,600 to $247,700 and from $232,900 to $508,200 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due to increases in revenues and decreases in depreciation and amortization as described above.

         Interest income increased from $24,200 to $30,800, or by 27.3%, and from $44,600 to $55,900, or by 25.3%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to changes in investment policy that yielded a higher return on invested cash.

         Interest expense decreased from $17,800 to $4,100, or by 77.0%, and from $36,400 to $12,200, or by 66.5%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, due

                        ENSTAR INCOME PROGRAM II-2, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

to the repayment of the Partnership's note payable in August 1996. The Partnership fully amortized the related deferred loan costs to interest expense in the first three months of 1997.

         Due to the factors described above, the Partnership's net income increased from $102,700 to $274,400 and from $237,800 to $551,900 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996.

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

         At June 30, 1997, the Partnership had no debt outstanding. The Partnership relies upon the availability of cash generated from operations and possible future borrowings to fund its ongoing expenses and capital requirements. The Partnership is required to rebuild its Jerseyville, Illinois cable system at an estimated total cost of approximately $81,000 as a condition of its franchise agreement. The Partnership is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,689,000. Construction began in the second quarter of 1996 and is expected to be completed in the second half of 1997. Capital expenditures related to the Jerseyville rebuild approximated $51,000 in 1996 and other rebuild costs were approximately $1,071,000. Additional construction expenditures of $648,000 are projected for 1997, including approximately $30,000 for the required rebuild in Jerseyville. Rebuild construction costs approximated $176,500 during the first half of 1997. Other capital expenditures budgeted for 1997 include approximately $331,000 for the improvement and upgrade of other assets. Management believes that cash flow from operations will be adequate to meet the Partnership's current liquidity requirements. Additionally, the Corporate General Partner believes that it is essential for the Partnership to preserve liquidity through retention of cash for a required rebuild of its cable plant in Missouri at an estimated cost of approximately $2,400,000, the start of which is dependent upon obtaining an extension of the franchise agreement for that system. Additional rebuilds totaling approximately $4,900,000 are planned for the Partnership's other Illinois cable systems in 1999 and 2000. As a result of these future liquidity requirements, management has concluded that it is not prudent for the Partnership to resume paying distributions.

         SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Operating activities provided $123,900 more cash in the six months ended June 30, 1997 than in the corresponding period in 1996. Cash generated by Partnership operations increased by $192,100 after adding back non-cash depreciation and amortization charges and loss on sale of cable assets. Changes in receivables, prepaid expenses and other assets used $25,900 less cash in the first six months of 1997 due to the timing of receivable collections and the payment of prepaid expenses. The increases were partially offset by a $94,100 increase in the use of cash to pay liabilities owed to affiliates and third-party creditors due to differences in the timing of payments.

                        ENSTAR INCOME PROGRAM II-2, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         The Partnership used $128,100 less cash in investing activities in the six months ended June 30, 1997 than in the corresponding six months of 1996, due to a $121,600 decrease in expenditures for tangible assets and a $7,100 decrease in spending for intangible assets.

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


                                        By:  ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner




Date:  August 12, 1997                  By:  /s/ Michael K. Menerey
                                             -------------------------
                                             Michael K. Menerey,
                                             Chief Financial Officer