Form 10-Q
period 1997-09-30
ENSTAR INCOME PROGRAM II-2 LP
filed 1997-11-13
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                               --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ____________________



                       Commission File Number  0-14505
                                              ---------

                       Enstar Income Program II-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                             58-1628872
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                                    90024
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (310) 824-9990
                                                   ----------------


--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

                 ===============================================


                                                                       December 31,         September 30,
                                                                           1996*                1997
                                                                       -------------        -------------
                                                                                             (Unaudited)
ASSETS:
   Cash and cash equivalents                                           $   1,968,100        $   2,942,600

   Accounts receivable, less allowance of $5,200 and
      $13,000 for possible losses                                             96,000               71,300

   Prepaid expenses and other assets                                         182,200              184,900

   Property, plant and equipment, less accumulated
      depreciation and amortization of $7,591,400 and $7,435,900           2,692,700            2,745,700

   Franchise cost, net of accumulated
      amortization of $1,072,000 and $1,149,100                              366,200              290,200

   Deferred loan costs and deferred charges, net                              34,900               15,100
                                                                       -------------        -------------

                                                                       $   5,340,100        $   6,249,800
                                                                       =============        =============

                                LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                    $     323,200        $     280,500
   Due to affiliates                                                         203,800              306,300
                                                                       -------------        -------------

          TOTAL LIABILITIES                                                  527,000              586,800
                                                                       -------------        -------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                          (25,600)             (17,100)
   Limited partners                                                        4,838,700            5,680,100
                                                                       -------------        -------------

          TOTAL PARTNERSHIP CAPITAL                                        4,813,100            5,663,000
                                                                       -------------        -------------

                                                                       $   5,340,100        $   6,249,800
                                                                       =============        =============


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                 ===============================================


                                                       Unaudited
                                               --------------------------
                                                  Three months ended
                                                     September 30,
                                               --------------------------
                                                  1996             1997
                                               ---------        ---------

REVENUES                                       $ 867,700        $ 961,000
                                               ---------        ---------

OPERATING EXPENSES:
   Service costs                                 290,800          300,100
   General and administrative expenses            83,800           83,400
   General Partner management fees
      and reimbursed expenses                    113,600          133,700
   Depreciation and amortization                 255,500          177,000
                                               ---------        ---------

                                                 743,700          694,200
                                               ---------        ---------

OPERATING INCOME                                 124,000          266,800
                                               ---------        ---------

OTHER INCOME (EXPENSE):
   Interest income                                20,700           36,000
   Interest expense                               (9,500)          (4,800)
   Gain on sale of cable assets                      100              -
                                               ---------        ---------

                                                  11,300           31,200
                                               ---------        ---------

NET INCOME                                     $ 135,300        $ 298,000
                                               =========        =========

Net income allocated to General Partners       $   1,400        $   3,000
                                               =========        =========

Net income allocated to Limited Partners       $ 133,900        $ 295,000
                                               =========        =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                        $    4.48        $    9.87
                                               =========        =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                29,880           29,880
                                               =========        =========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                 ===============================================


                                                         Unaudited
                                               ------------------------------
                                                      Nine months ended
                                                        September 30,
                                               ------------------------------
                                                   1996               1997
                                               -----------        -----------

REVENUES                                       $ 2,527,900        $ 2,846,600
                                               -----------        -----------

OPERATING EXPENSES:
   Service costs                                   823,700            873,200
   General and administrative expenses             282,100            264,000
   General Partner management fees
      and reimbursed expenses                      322,300            396,200
   Depreciation and amortization                   742,900            538,200
                                               -----------        -----------

                                                 2,171,000          2,071,600
                                               -----------        -----------

OPERATING INCOME                                   356,900            775,000
                                               -----------        -----------

OTHER INCOME (EXPENSE):
   Interest income                                  65,300             91,900
   Interest expense                                (45,900)           (17,000)
   Loss on sale of cable assets                     (3,200)              -
                                               -----------        -----------

                                                    16,200             74,900
                                               -----------        -----------

NET INCOME                                     $   373,100        $   849,900
                                               ===========        ===========

Net income allocated to General Partners       $     3,700        $     8,500
                                               ===========        ===========

Net income allocated to Limited Partners       $   369,400        $   841,400
                                               ===========        ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                        $     12.36        $     28.16
                                               ===========        ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                  29,880             29,880
                                               ===========        ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                 ===============================================


                                                                                Unaudited
                                                                      ------------------------------
                                                                            Nine months ended
                                                                              September 30,
                                                                      ------------------------------
                                                                          1996               1997
                                                                      -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $   373,100        $   849,900
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                      742,900            538,200
       Amortization of deferred loan costs                                  9,600             13,900
       Loss on sale of cable assets                                         3,200               -
       Increase from changes in:
         Accounts receivable, prepaid expenses and other assets            13,600             22,000
         Accounts payable and due to affiliates                           186,100             59,800
                                                                      -----------        -----------

             Net cash provided by operating activities                  1,328,500          1,483,800
                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (726,900)          (498,600)
   Increase in intangible assets                                          (21,000)           (10,700)
   Proceeds from sale of property, plant and equipment                        700               -
                                                                      -----------        -----------

             Net cash used in investing activities                       (747,200)          (509,300)
                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                     (483,700)              -
                                                                      -----------        -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                      97,600            974,500

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                               1,863,800          1,968,100
                                                                      -----------        -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                   $ 1,961,400        $ 2,942,600
                                                                      ===========        ===========


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ===============================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $48,000 and $142,300 for the three and nine months ended September 30, 1997.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $85,700 and $253,900 for the three and nine months ended September 30, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $16,800 and $39,400 for the three and nine months ended September 30, 1997. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $206,600 and $609,900 for the three and nine months ended September 30, 1997. Programming fees are included in service costs in the statements of operations.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ===============================================


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

                        ENSTAR INCOME PROGRAM II-2, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of programming service tiers will be phased out altogether in 1999. The regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $867,700 to $961,000, or by 10.8%, and from $2,527,900 to $2,846,600, or by 12.6%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the $93,300 increase in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, $77,700 was due to increases in regulated service rates that were implemented by the Partnership in the fourth quarter of 1996 and the third quarter of 1997, $10,200 was due to increases in the number of subscriptions for basic and premium services and $5,400 was due to increases in other revenue producing items. Of the $318,700 increase in revenues for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, $260,700 was due to increases in regulated service rates, $38,100 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $23,300 was due to increases in other revenue producing items. These increases were partially offset by a decrease of $3,400 due to decreases in the number of subscriptions for tier and equipment rental services. As of September 30, 1997, the Partnership had approximately 9,000 homes subscribing to cable service and 2,300 premium service units.

                        ENSTAR INCOME PROGRAM II-2, L.P.

         Service costs increased from $290,800 to $300,100, or by 3.2%, and from $823,700 to $873,200, or by 6.0%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. Programming expense accounted for the majority of the increase in both periods. Programming expense increased primarily as a result of higher rates charged by program suppliers.

         General and administrative expenses remained relatively unchanged, decreasing from $83,800 to $83,400 (less than one percent), for the three months and decreased from $282,100 to $264,000, or by 6.4%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease for the nine months was due to lower personnel costs and insurance premiums.

         Management fees and reimbursed expenses increased from $113,600 to $133,700, or by 17.7%, and from $322,300 to $396,200, or by 22.9%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions and wage increases.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 43.7% to 46.2% and from 43.5% to 46.1% during the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The increases were primarily due to higher revenues. EBITDA increased from $379,500 to $443,800, or by 16.9%, and from $1,099,800 to $1,313,200, or by 19.4%, during the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense decreased from $255,500 to $177,000, or by 30.7%, and from $742,900 to $538,200, or by 27.6%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, due to certain plant assets becoming fully depreciated in 1996.

         Operating income increased from $124,000 to $266,800 and from $356,900 to $775,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, due to increases in revenues and decreases in depreciation and amortization as described above.

         Interest income increased from $20,700 to $36,000, or by 73.9%, and from $65,300 to $91,900, or by 40.7%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to changes in investment policy that yielded a higher return on invested cash and due to higher cash balances available for investment.

                        ENSTAR INCOME PROGRAM II-2, L.P.

         Interest expense decreased from $9,500 to $4,800, or by 49.5%, and from $45,900 to $17,000, or by 63.0%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, due to the repayment of the Partnership's note payable in August 1996. The Partnership fully amortized the related deferred loan costs to interest expense in the first three months of 1997.

         Due to the factors described above, the Partnership's net income increased from $135,300 to $298,000 and from $373,100 to $849,900 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

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

         At September 30, 1997, the Partnership had no debt outstanding. The Partnership relies upon the availability of cash generated from operations and possible future borrowings to fund its ongoing expenses and capital requirements. The Partnership is required to rebuild its Jerseyville, Illinois cable system at an estimated total cost of approximately $81,000 as a condition of its franchise agreement. The Partnership is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,689,000. Construction began in the second quarter of 1996 and is expected to be completed in the second half of 1997. Capital expenditures related to the Jerseyville rebuild approximated $51,000 in 1996 and other rebuild costs were approximately $1,071,000. Additional construction expenditures of $648,000 are projected for 1997, including approximately $30,000 for the required rebuild in Jerseyville. Rebuild construction costs approximated $397,200 during the first nine months of 1997. Other capital expenditures budgeted for 1997 include approximately $331,000 for the improvement and upgrade of other assets. Management believes that cash flow from operations will be adequate to meet the Partnership's current liquidity requirements. Additionally, the Corporate General Partner believes that it is essential for the Partnership to preserve liquidity through retention of cash for a required rebuild of its cable plant in Missouri at an estimated cost of approximately $2,400,000, the start of which is dependent upon obtaining an extension of the franchise agreement for that system. Additional rebuilds totaling approximately $4,900,000 are planned for the Partnership's other Illinois cable systems in 1999 and 2000. As a result of these future liquidity requirements, management has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Operating activities provided $155,300 more cash in the nine months ended September 30, 1997 as compared with the corresponding period in 1996. Cash generated by Partnership operations increased by $273,200 after adding back non-cash depreciation and amortization charges and loss on sale of cable assets. Changes in receivables and prepaid expenses provided $8,400 more cash in the first nine months of 1997 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The

                        ENSTAR INCOME PROGRAM II-2, L.P.

Partnership used $126,300 more cash to pay liabilities owed to affiliates and third-party creditors in the 1997 period.

         The Partnership used $237,900 less cash in investing activities in the nine months ended September 30, 1997 than in the corresponding nine months of 1996, due to a $228,300 decrease in expenditures for tangible assets and a $10,300 decrease in spending for intangible assets. Financing activities used $483,700 less cash for the repayment of debt in the first nine months of 1997 than in the corresponding period of 1996.

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



                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date:  November 12, 1997              By:  /s/ Michael K. Menerey
                                          ----------------------------
                                          Michael K. Menerey,
                                          Chief Financial Officer