Form 10-K405
period 1997-12-31
ENSTAR INCOME PROGRAM II-2 LP
filed 1998-03-30
CIK 757597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________ to__________

                         Commission File Number: 0-14505

                        ENSTAR INCOME PROGRAM II-2, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             GEORGIA                                           58-1628872
----------------------------------------                 ----------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification Number)

 10900 WILSHIRE BOULEVARD - 15TH FLOOR
        LOS ANGELES, CALIFORNIA                                   90024
----------------------------------------                 ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:        (310) 824-9990
                                                   ----------------------------

Securities registered pursuant to Section 12 (b) of the Act:       NONE


Securities registered pursuant to Section 12 (g) of the Act:

                                                     Name of each exchange
      Title of each Class                             on which registered
      -------------------                             -------------------

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

Yes   X   No
   ------   ------

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

         The Partnership's cable television systems (the "systems") offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN, Turner Network Television ("TNT") and The Disney Channel), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather, stock market and financial reports, and public service announcements. A number of the satellite services are also offered in certain packages. For an extra monthly charge, the systems also offer "premium" television services to their customers. These services (such as Home Box Office ("HBO") and Showtime) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

         A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the systems. In addition to customer revenues, the systems receive revenue from the sale of available advertising spots on advertiser-supported programming. The systems also offer to their customers home shopping services, which pay the systems a share of revenues from sales of products in the systems' service areas, in addition to paying the systems a separate fee in return for carrying their shopping service. Certain other new channels have also recently offered the cable systems managed by FHGLP, including those of the Partnership, fees in return for carrying their service. Due to a general lack of channel capacity available for adding new channels in certain of its systems, the Partnership's management cannot predict the impact of such potential payments on the Partnership's business. See Item 7.,

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Partnership began its cable television business operations in February 1986 with the acquisition of certain cable television systems that provide service to customers in the cities of Pana, Hillsboro, Nokomis and Jerseyville, Illinois. In January 1987, the Partnership expanded its operations by acquiring a cable television system that provides service to customers in the cities of Malden and Campbell, Missouri. As of December 31, 1997, the Partnership served approximately 8,900 basic subscribers in these areas. The Partnership does not expect to make any additional material acquisitions during the remaining term of the Partnership.

         FHGLP receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. See Item 11., "Executive Compensation."

         The Chief Executive Officer of FHGLP is Marc B. Nathanson. Mr. Nathanson has managed FHGLP or its predecessors since 1975. Mr. Nathanson is a veteran of more than 28 years in the cable industry and, prior to forming FHGLP's predecessors, held several key executive positions with some of the nation's largest cable television companies. The principal executive offices of the Partnership, the Corporate General Partner and FHGLP are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990. See Item 10., "Directors and Executive Officers of the Registrant."

BUSINESS STRATEGY

         Historically, the Partnership has followed a systematic approach to acquiring, operating and developing cable television systems based on the primary goal of increasing operating cash flow while maintaining the quality of services offered by its cable television systems. The Partnership's business strategy has focused on serving small to medium-sized communities. The Partnership believes that given a similar rate, technical, and channel/capacity utilization profile, its cable television systems generally involve less risk of increased competition than systems in large urban cities. In the Partnership's markets, consumers have access to only a limited number of over-the-air broadcast television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Partnership's cable television systems generally have a more stable customer base than similar systems in large cities. Nonetheless, the Partnership believes that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "Competition."

         Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). Among other changes, the 1996 Telecom Act provides that the regulation of certain cable programming service tier ("CPST") rates will be phased out altogether in 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Capital Expenditures

         As noted in "Technological Developments," the Partnership's Jerseyville, Illinois and Malden, Missouri systems have no available channel capacity with which to add new channels or to provide pay-per-view offerings to customers. As a result, significant amounts of capital for upgrades are required in order to increase available channel capacity, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that the systems remain competitive within the industry.

         The Partnership's management has selected a technical standard that incorporates the use of fiber optic technology where applicable in its engineering design for the majority of its systems that are to be rebuilt. A system built with this type of architecture can provide for future channels of analog service as well as new digital services. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services. The Partnership is also evaluating the use of digital compression technology in its systems. See "Technological Developments" and "Digital Compression."

         The Partnership's future capital expenditure plans are, however, subject to the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. The Partnership is rebuilding its Jerseyville, Illinois and surrounding cable systems at an estimated total cost of approximately $2,062,000. Construction began in the second quarter of 1996 and is expected to be completed in 1998. Other capital expenditures budgeted for 1998 include approximately $138,200 for the improvement and upgrade of other assets. Additionally, the Partnership is required to upgrade its cable plant in Malden, Missouri at an estimated cost of approximately $2,100,000, the start of which is dependent upon obtaining an extension of the franchise agreement for that system. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

         Marketing

         The Partnership has made substantial changes in the way in which it packages and sells its services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Pursuant to the FCC's rules, the Partnership has set rates for cable related equipment (e.g., converter boxes and remote control devices) and installation services based upon actual costs plus a reasonable profit and has unbundled these charges from the charges for the provision of cable service. In addition, in some systems, the Partnership began offering programming services on an a la carte basis that were previously offered only as part of a package. Services offered on an a la carte basis typically were made available for purchase both individually and on a combined basis at a lower rate than the aggregate a la carte rates. The FCC subsequently amended its rules to exclude from rate regulation newly created packages of program services consisting only of programming new to a cable system. The FCC also decided that newly-created packages containing previously offered non-premium programming services will henceforth be subject to rate regulation, whether or not the services also are available on an existing a la carte basis. With respect to a la carte programming packages created by the Partnership and numerous other cable operators, the FCC decided that where only a few services had been moved from regulated tiers to a non-premium programming package, the package will be treated as if it were a tier of new program services, and thus not subject to rate regulation. Substantially all of the a la carte programming packages offered by the Partnership have received this desirable treatment. These amendments to the FCC's rules have allowed the Partnership to resume its core marketing strategy and reintroduce program service packaging. As a result, in addition to the basic service package, customers in substantially all of the systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services, and premium services. The premium services may be purchased on either an a la carte or a discounted packaged basis. See "Legislation and Regulation."

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

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

               The table below sets forth certain operating statistics for the Partnership's cable systems as of December 31, 1997.


                                                                                                     Average
                                                                                                     Monthly
                                                                      Premium                        Revenue
                        Homes           Basic           Basic         Service         Premium       Per Basic
System                Passed(1)     Subscribers     Penetration(2)    Units(3)    Penetration(4)   Subscriber(5)
------                ---------     -----------     --------------    --------    --------------   -------------
Hillsboro, IL          10,785           6,307            58.5%         1,600            25.4%        $   37.65

Malden, MO              3,635           2,579            70.9%           462            17.9%        $   32.79
                       ------           -----                          -----

Total                  14,420           8,886            61.6%         2,062            23.2%        $   36.24
                       ======           =====                          =====

---------------------------

         (1) Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

         (2) Basic subscribers as a percentage of homes passed by cable.

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

         (5) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 1997.

CUSTOMER RATES AND SERVICES

         The Partnership's cable television systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The Disney Channel) and certain information and public access channels. For an extra monthly charge, the systems provide certain premium television services, such as HBO and Showtime. The Partnership also offers other cable television services to its customers. For additional charges, in most of its systems, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

         The service options offered by the Partnership vary from system to system, depending upon a system's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

         Pursuant to the 1992 Cable Act, most cable television systems are subject to rate regulation of the basic service tier, the non-basic service tiers other than premium (per channel or program) services, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of the Partnership's systems not deemed to be subject to effective competition under the FCC's definition. Currently, none of the Partnership's systems are subject to effective competition. See "Legislation and Regulation."

         At December 31, 1997, the Partnership's monthly rates for basic cable service for residential customers, excluding special senior citizen discount rates, ranged from $18.93 to $24.18 and its premium service rate was $11.95, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

         The various personnel required to operate the Partnership's business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and FHGLP. As of February 6, 1998, the Partnership had four employees, the cost of which is charged directly to the Partnership. The Partnership believes that its relations with its employees are good. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and FHGLP are allocated and charged to the Partnership for reimbursement pursuant to the partnership agreement and management agreement. Other personnel required to operate the Partnership's business are employed by an affiliate of the General Partner. The cost of such employment is allocated and charged to the Partnership. The amounts of these reimbursable costs are set forth below in Item 11., "Executive Compensation."

TECHNOLOGICAL DEVELOPMENTS

         As part of its commitment to customer service, the Partnership seeks to apply technological advances in the cable television industry to its cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. The Partnership's present plan is to upgrade the technical quality of its systems' cable plant and to increase channel capacity for the delivery of additional programming and new services. The Partnership's Jerseyville, Illinois and Malden, Missouri systems, which together serve 51% of the Partnership's customers, have an average channel capacity of 35, which was fully utilized at December 31, 1997. The Partnership's remaining systems, which serve 49% of its customers, have an average channel capacity of 60 and, on average, utilize 72% of their channel capacity. The Partnership believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. The implementation of the Partnership's capital expenditure plans is, however, dependent in part on the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Partnership's current policy is to utilize fiber optic technology where applicable in rebuild projects which it undertakes. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower ongoing maintenance and power costs and improved picture quality and reliability.

DIGITAL COMPRESSION

         The Partnership has been closely monitoring developments in the area of digital compression, a technology that is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. Depending on the technical characteristics of the existing system, the Partnership believes that the utilization of digital compression technology in the future could enable its systems to increase channel capacity in certain systems in a manner that could, in the short term, be more cost efficient than rebuilding such systems with higher capacity distribution plant. However, unless the system has sufficient unused channel capacity and bandwidth, the use of digital compression to increase channel offerings is not a substitute for the rebuild of the system, which will improve picture quality, system reliability and quality of service. The use of digital compression in the systems also could expand the number and types of services these systems offer and enhance the development of current and future revenue sources. Equipment vendors are beginning to market products to provide this technology, but the Partnership's management has no plans to install it at this time based on the current technological profile of its systems and its present understanding of the costs as compared to the benefits of the digital equipment currently available. This issue is under frequent management review.

PROGRAMMING

         The Partnership purchases basic and premium programming for its systems from Falcon Cablevision. In turn, Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such services for the 15 partnerships managed by the Corporate General Partner as a group (approximately 92,700 basic subscribers at December 31, 1997), which is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Certain other new channels have also recently offered Cablevision and the Partnership's systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels in certain of its systems, the Partnership's management cannot predict the impact of such potential payments on its business. In addition, the FCC may require that certain such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Falcon Cablevision's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Falcon Cablevision does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurances can be given that its, and correspondingly the Partnership's, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Falcon Cablevision's programming contracts. Management believes, however, that Falcon Cablevision's relations with its programming suppliers generally are good.

         The Partnership's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally (including sports programming), inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations resulted in the Partnership agreeing to carry one new service in its Hillsboro system, for which it expects to receive reimbursement of certain costs related to launching the service. All other negotiations were completed with essentially no change to the previous agreements. Under the FCC's rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation - Federal Regulation - Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

FRANCHISES

         Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

         As of December 31, 1997, the Partnership held 11 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Partnership systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The following table groups the franchises of the Partnership's cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service (as a percentage of its Partnership total) for each group as of December 31, 1997.


                                                            Number of          Percentage of
       Year of                           Number of            Basic               Basic
Franchise Expiration                    Franchises         Subscribers         Subscribers
--------------------                    ----------         -----------         -----------
Prior to 1999                                 2               2,193                 24.7%
1999 - 2003                                   7               6,028                 67.8%
2004 and after                                2                 223                  2.5%
                                          -----               -----                -----
Total                                        11               8,444                 95.0%
                                          =====               =====                =====


         The Partnership operates cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which the Partnership believes no franchise is necessary. In the aggregate, approximately 442 customers, comprising approximately 5.0% of the Partnership's customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership has never had a franchise revoked for any of its systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

         The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise, but no value attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation."

COMPETITION

         Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources.

         Individuals presently have the option to purchase home satellite dishes, which allow the direct reception of satellite-delivered broadcast and nonbroadcast program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation-Federal Regulation."

         Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if, as is the case with DIRECTV, multiple satellites are placed in the same orbital position. Unlike cable television systems, however, DBS satellites are limited by law in their ability to deliver local broadcast signals. One DBS provider, EchoStar, has announced plans to deliver a limited number of local broadcast signals in a limited number of markets. DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers. In addition, medium-power fixed-service satellites can be used to deliver direct-to-home satellite services over small home satellite dishes, and one provider, PrimeStar, currently provides service to subscribers using such a satellite.

         Multichannel multipoint distribution systems ("wireless cable") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. Wireless cable systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of wireless cable services to compete with cable television systems has been limited by channel capacity (35-channel maximum) and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few wireless cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology may enable wireless cable systems to deliver more channels.

         Private cable television systems compete for service to condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way.

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

         The FCC has allocated spectrum in the 28 GHz range for a new multichannel wireless service that can be used to provide video and telecommunications services. The FCC is in the process of awarding licenses to use this spectrum via a market-by-market auction. It cannot be predicted at this time whether such a service will have a material impact on the operations of cable television systems.

         The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, wireless cable, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers.

         The cable television industry competes with radio, television, print media and the Internet for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above.

The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

         Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the competitive effect that ongoing or future developments might have on the cable industry. See "Legislation and Regulation."

                           LEGISLATION AND REGULATION

         The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past materially affected, and may in the future materially affect, the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws. The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership.

FEDERAL REGULATION

         The primary federal statute dealing with the regulation of the cable television industry is the Communications Act of 1934 (the "Communications Act"), as amended. The three principal amendments to the Communications Act that shaped the existing regulatory framework for the cable television industry were the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act.

         The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations to implement the provisions contained in the Communications Act. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

         RATE REGULATION

         The 1992 Cable Act replaced the FCC's previous standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to include situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. A finding of effective competition exempts both basic and nonbasic tiers from regulation. Additionally, the 1992 Cable Act required the FCC to adopt a formula, enforceable by franchising authorities, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, Congress and the FCC can be expected to explore additional methods of addressing this issue, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision.

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

         The Partnership has adjusted its regulated programming service rates and related equipment and installation charges in a majority of its service areas so as to bring these rates and charges into compliance with the applicable benchmark or equipment and installation cost levels.

         FCC regulations adopted pursuant to the 1992 Cable Act require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002.

         CARRIAGE OF BROADCAST TELEVISION SIGNALS

         The 1992 Cable Act adopted new television station carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WGN. The Partnership has thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Partnership has agreed to carry one new service in specified markets pursuant to these retransmission consent arrangements. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

         NONDUPLICATION OF NETWORK PROGRAMMING

         Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of certain lower priority distant stations affiliated with the same network as the local station.

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

         PROGRAM ACCESS

         The 1992 Cable Act contains provisions that are intended to foster the development of competition to traditional cable systems by regulating the access of competing video providers to vertically integrated, satellite-distributed cable programming services. The FCC has commenced a rulemaking proceeding to seek comment on proposed modifications to its existing rules implementing the statute, including: (1) establishing specific deadlines for resolving program access complaints; (2) improving the discovery process, such as requiring the disclosure of the rates that vertically integrated programmers charge cable operators; (3) imposing monetary damages for program access violations; (4) possibly applying the program access rules to certain situations in which programming is moved from satellite delivery to terrestrial delivery; and (5) revising the manner in which the rules apply to program buying cooperatives. It is not clear to what extent, if any, the provisions of the 1992 Cable Act cover programming distributed by means other than satellite or by programmers unaffiliated with multiple system operators. Legislation also is expected to be introduced shortly in Congress to strengthen the program access provisions of the 1992 Cable Act.

         FRANCHISE FEES

         Franchising authorities may impose franchise fees, but such payments cannot exceed 5% of a cable system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services.

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

         CHANNEL SET-ASIDES

         The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC has recently changed the formula in order to produce lower rates and thereby encourage the use of leased access.

         COMPETING FRANCHISES

         The 1992 Cable Act prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

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

         The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and wireless cable facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the wireless cable and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

         Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from a U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

         The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

         The FCC also recently commenced a rulemaking proceeding to examine, among other issues, whether any limitations on cable-DBS cross-ownership are warranted in order to prevent anticompetitive conduct in the video services market.

         FRANCHISE TRANSFERS

         The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

         TECHNICAL REQUIREMENTS

         The FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which are in conflict with or more restrictive than those established by the FCC. Those standards are applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

         The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. Among other things, these regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.

         POLE ATTACHMENTS

         The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. The state of Illinois where the Partnership operates a cable system has certified to the FCC that it regulates the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. As directed by the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable systems, which offer telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services, but does not begin to take effect until 2001.

         OTHER MATTERS

         Other matters subject to FCC regulation include certain restrictions on a cable system's carriage of local sports programming; rules governing political broadcasts; customer service standards; obscenity and indecency; home wiring; EEO; privacy; closed captioning; sponsorship identification; system registration; and limitations on advertising contained in nonbroadcast children's programming.

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

         Copyrighted music performed by cable systems themselves, e.g., on local origination channels or in advertisements inserted locally on cable networks, must also be licensed. Cable industry negotiations with ASCAP, BMI and SESAC, Inc. (a third and smaller performing rights organization) are in progress.

LOCAL REGULATION

         Because a cable television system uses local streets and rights-of-way, cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Partnership is periodically a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business and management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

         While the Partnership's equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and it is not expected that a market will develop. The approximate number of equity security holders of record was 840 as of December 31, 1997. In addition to restrictions on the transferability of units contained in the partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

         The Partnership began making periodic cash distributions to limited partners from operations during 1986. No distributions were made during 1995, 1996 or 1997. As a result of its liquidity requirements, management has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

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

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is selected financial data of the Partnership for the five years ended December 31, 1997. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.


                                                             Year Ended December 31,
                                    -----------------------------------------------------------------------
OPERATIONS STATEMENT DATA              1993            1994           1995          1996            1997
                                    -----------    -----------    -----------    -----------    -----------
  Revenues                          $ 2,991,800    $ 2,985,500    $ 3,126,900    $ 3,510,300    $ 3,836,000
  Costs and expenses                 (1,660,200)    (1,757,700)    (1,792,100)    (1,943,600)    (2,094,100)
  Depreciation and amortization        (968,500)    (1,000,700)      (924,600)      (927,400)      (706,300)
                                    -----------    -----------    -----------    -----------    -----------
  Operating income                      363,100        227,100        410,200        639,300      1,035,600
  Interest expense                      (65,500)       (74,300)       (81,700)       (58,400)       (22,300)
  Interest income                        16,600         24,300         73,400         84,800        129,000
  Gain (loss) on disposal of cable        1,100           --            1,100         (3,200)          --
  assets
                                    ===========    ===========    ===========    ===========    ===========
  Net income                        $   315,300    $   177,100    $   403,000    $   662,500    $ 1,142,300
                                    ===========    ===========    ===========    ===========    ===========

PER UNIT OF LIMITED
  PARTNERSHIP INTEREST:
   Net income                       $     10.45    $      5.87    $     13.35    $     21.95    $     37.85
                                    ===========    ===========    ===========    ===========    ===========

OTHER OPERATING DATA

  Net cash provided by operating    $   760,000    $   979,500    $ 1,415,300    $ 1,698,800    $ 2,062,900
  activities
  Net cash used in investing           (394,000)      (167,400)      (699,100)    (1,110,800)      (952,200)
  activities
  Net cash used in financing           (511,300)        (2,400)          --         (483,700)          --
  activities
  EBITDA(1)                           1,331,600      1,227,800      1,334,800      1,566,700      1,741,900
  EBITDA to revenues                       44.5%          41.1%          42.7%          44.6%          45.4%
  Total debt to EBITDA                      .4x            .4x            .4x           --             --
  Capital expenditures              $   352,500    $   142,600    $   674,000    $ 1,084,000    $   930,600


                                                              As of December 31,
                                    -----------------------------------------------------------------------
BALANCE SHEET DATA                      1993           1994           1995          1996           1997
                                    -----------    -----------    -----------    -----------    -----------
  Total assets                      $ 4,513,800    $ 4,551,900    $ 5,026,700    $ 5,340,100    $ 6,649,400
  Total debt                            483,700        483,700        483,700           --             --
  General partners' deficit             (38,000)       (36,200)       (32,200)       (25,600)       (14,200)
  Limited partners' capital           3,608,500      3,783,800      4,182,800      4,838,700      5,969,600


--------------------------

         (1) EBITDA is calculated as operating income before depreciation and amortization. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The 1992 Cable Act required the FCC to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of CPST rates will be phased out altogether in 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         1997 COMPARED TO 1996

         The Partnership's revenues increased from $3,510,300 to $3,836,000, or by 9.3%, for the year ended December 31, 1997 as compared to 1996. Of the $325,700 increase, $307,300 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996 and the fourth quarter of 1997, $37,600 was due to the July 1, 1996 restructuring of The Disney Channel from a premium channel to a tier channel and $11,600 was due to increases in the number of subscriptions for basic and premium services. These increases were partially offset by a $30,800 decrease in other revenue producing items, including incentive fees from programmers, installation revenue and advertising sales revenue. As of December 31, 1997, the Partnership had approximately 8,900 basic subscribers and 2,100 premium service units.

         Service costs increased from $1,078,100 to $1,194,500, or by 10.8%, for the year ended December 31, 1997 as compared to 1996. Service costs represent costs directly attributable to providing cable services to customers. Programming fees, copyright fees and franchise fees accounted for the majority of the increase. Programming expense increased primarily as a result of higher rates charged by program suppliers while copyright fees and franchise fees increased due to increases in revenues as described above.

         General and administrative expenses decreased from $389,700 to $361,100, or by 7.3%, for the year ended December 31, 1997 as compared to 1996, primarily due to a decrease in insurance premiums and lower personnel costs.

         Management fees and reimbursed expenses increased from $475,800 to $538,500, or by 13.2%, for the year ended December 31, 1997 as compared to 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions and wage increases.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 44.6% during 1996 to 45.4% in 1997, primarily due to higher revenues. EBITDA increased from $1,566,700 to $1,741,900, or by 11.2%, during 1997 compared to 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense decreased from $927,400 to $706,300, or by 23.8%, for the year ended December 31, 1997 as compared to 1996 due to certain plant assets becoming fully depreciated in 1996.

         Operating income increased from $639,300 to $1,035,600, or by 62.0%, for the year ended December 31, 1997 as compared to 1996, due primarily to increases in revenues as described above.

         Interest expense decreased from $58,400 to $22,300, or by 61.8%, for the year ended December 31, 1997 as compared to 1996, due to the repayment of the Partnership's note payable in August 1996.

         Interest income increased from $84,800 to $129,000, or by 52.1%, for the year ended December 31, 1997 as compared to 1996, primarily due to higher cash balances available for investment.

         Due to the factors described above, the Partnership's net income increased from $662,500 to $1,142,300 for the year ended December 31, 1997 as compared to 1996.

         1996 COMPARED TO 1995

         The Partnership's revenues increased from $3,126,900 to $3,510,300, or by 12.3%, for the year ended December 31, 1996 as compared to 1995. Of the $383,400 increase, $235,200 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $117,600 was due to increases in other revenue producing items, including programming rebates, installation revenue and advertising sales revenue, and $36,600 was due to the July 1, 1996 restructuring of The Disney Channel from a premium channel to a tier channel. These increases were partially offset by a $6,000 decrease due to decreases in the number of subscriptions for services. As of December 31, 1996, the Partnership had approximately 8,800 basic subscribers and 2,500 premium service units.

         Service costs increased from $1,034,100 to $1,078,100, or by 4.3%, for the year ended December 31, 1996 as compared to 1995. Service costs represent costs directly attributable to providing cable services to customers. Copyright fees and programming fees accounted for the majority of the increase. Copyright fees increased due to increases in revenues and programming expense increased primarily as a result of higher rates charged by program suppliers.

         General and administrative expenses increased from $333,200 to $389,700, or by 17.0%, for the year ended December 31, 1996 as compared to 1995, primarily due to an increase in marketing expense. The increase was also due to higher insurance premiums and increased expenses allocated by an affiliate of the Corporate General Partner that provides system operating management services to the Partnership.

         Management fees and reimbursed expenses increased from $424,800 to $475,800, or by 12.0%, for the year ended December 31, 1996 as compared to 1995. Management fees increased in direct relation to increased revenues as described above. Reimbursable expenses increased primarily due to higher allocated personnel costs resulting from staff additions and wage increases.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 42.7% during 1995 to 44.6% in 1996, primarily due to higher revenues. EBITDA increased from $1,334,800 to $1,566,700, or by 17.4%, during 1996 compared to 1995. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

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

         At December 31, 1997, the Partnership had no debt outstanding. The Partnership relies upon the availability of cash generated from operations to fund its ongoing expenses and capital requirements. The Partnership is required to rebuild its Jerseyville, Illinois cable system at an estimated total cost of approximately $260,500 as a condition of its franchise agreement. The Partnership is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,801,900. Construction began in the second quarter of 1996 and is expected to be completed in 1998. Capital expenditures related to the Jerseyville rebuild approximated $51,000 and $34,000 in 1996 and 1997, respectively. Other rebuild costs were approximately $1,071,000 and $705,000 in 1996 and 1997, respectively. Additional construction expenditures of $201,400 are projected for 1998, including approximately $175,500 for the required rebuild in Jerseyville. Other capital expenditures in 1997 approximated $191,600 for the improvement and upgrade of other assets, and expenditures of $138,200 are budgeted to upgrade additional equipment in 1998.

         Additionally, the Partnership is required to upgrade its cable plant in Malden, Missouri at an estimated cost of approximately $2,100,000, the start of which is dependent upon obtaining an extension of the franchise agreement for that system. Management believes that cash flow from operations will be adequate to meet the Partnership's current liquidity requirements, including the funding for capital expenditures discussed above. However, as a result of such liquidity requirements, management has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

         Beginning in August 1997, the Corporate General Partner elected to self-insure the Partnership's cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

         While the Corporate General Partner has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 71% of the Partnership's subscribers are served by its system in Hillsboro, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

         The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain of the Partnership's systems, process transactions based on two digits for the year of the transaction (for example, "97" for 1997). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000.

         The Corporate General Partner has commenced an assessment of its Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to its vendors and service providers. Based on a preliminary study, the Corporate General Partner has concluded that certain of its information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue based on operating and performance criteria. The Corporate General Partner expects to install substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FHGLP.

         In addition to evaluating its internal systems, the Corporate General Partner has also initiated communications with its third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's systems. The Partnership continues to closely monitor developments with its vendors and service suppliers.

         1997 VS. 1996

         Operating activities provided $364,100 more cash in the year ended December 31, 1997 than in 1996. Cash generated by Partnership operations increased by $256,600 after adding back non-cash depreciation and amortization charges and recognized loss on sale of cable assets. Changes in accounts receivable, prepaid expenses and other assets provided $75,100 more cash in 1997 than in 1996 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The Partnership used $32,400 less cash to pay liabilities owed to affiliates and third-party creditors in 1997.

         The Partnership used $158,600 less cash in investing activities in 1997 than in 1996, primarily due to a $153,400 decrease in expenditures for tangible assets and a $5,900 decrease in spending for intangible assets. Financing activities used $483,700 less cash in 1997 due to the repayment of the Partnership's debt in August 1996.

         1996 VS. 1995

         Operating activities provided $283,500 more cash in 1996 than in 1995. Cash generated by Partnership operations increased by $266,600 after adding back non-cash depreciation and amortization charges and recognized gain or loss on sale of cable assets. Cash increased due to a $62,800 decrease in the payment of liabilities owed to the Corporate General Partner and third party creditors due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets used $45,900 less cash in 1996 than in 1995.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988 acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993 pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 15 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 1997 the Corporate General Partner managed cable television systems with approximately 92,700 basic subscribers.

         Falcon Cablevision was formed in 1984 as a California limited partnership and has been engaged in the ownership and operation of cable television systems since that time. Falcon Cablevision is a wholly-owned subsidiary of FHGLP. FHGI is the sole general partner of FHGLP. FHGLP currently operates cable systems through a series of subsidiaries and also controls the general partners of 15 other limited partnerships which operate under the Enstar name (including the Partnership). Although these limited partnerships are affiliated with FHGLP, their assets are owned by legal entities separate from the Partnership.

         Set forth below is certain general information about the Directors and Executive Officers of the Corporate General Partner:

NAME                       POSITION
----                       --------
Marc B. Nathanson          Director, Chairman of the Board and Chief Executive
                           Officer

Frank J. Intiso            Director, President and Chief Operating Officer

Stanley S. Itskowitch      Director, Executive Vice President and General
                           Counsel

Michael K. Menerey         Director, Executive Vice President, Chief Financial
                           Officer and Secretary

Joe A. Johnson             Executive Vice President - Operations

Thomas J. Hatchell         Executive Vice President - Operations

Jon W. Lunsford            Executive Vice President - Finance

Abel C. Crespo             Controller

MARC B. NATHANSON, 52, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. He has been Chairman of the Board and Chief Executive Officer of Enstar Communications Corporation since October 1988, and also served as its President prior to September 1995. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, at that time the largest multiple-system cable operator in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA"). At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 28-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson is also a Director of TV Por Cable Nacional, S.A. de C.V., an Advisory Board Member of TVA, (Brazil) and a Director of GRB Entertainment. Mr. Nathanson is also Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC ("FIC"). Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate on August 14, 1995 for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency. He also serves on the Board of Radio Free Asia, Radio Free Europe and Radio Liberty. Mr. Nathanson is a trustee of the Annenburg School of Communications at the University of Southern California and a member of the Board of Visitors of the Anderson School of Management at the University of California, Los Angeles ("UCLA"). In addition, he serves on the Board of the UCLA Foundation and the UCLA Center for Communications Policy and is on the Board of Governors of AIDS Project Los Angeles and Cable Positive. Mr. Nathanson received the "Entrepreneur of the Year Award" from Inc. Magazine in 1994.

FRANK J. INTISO, 51, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer. He has been President and Chief Operating Officer of Enstar Communications Corporation since September 1995, and between October 1988 and September 1995 held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of FHGI. Mr. Intiso has a Masters Degree in Business Administration from UCLA, and is a Certified Public Accountant. He serves as chair of the California Cable Television Association, and is on the boards of Cable Advertising Bureau, Cable In The Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association, and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 59, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been Executive Vice President and General Counsel of Enstar Communications Corporation since October 1988. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 46, has been Executive Vice President, Chief Financial Officer and Secretary of FHGI and Enstar Communications Corporation since February 1998. Prior to that time, he had been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984 and of Enstar Communications Corporation since October 1988. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

JOE A. JOHNSON, 53, has been Executive Vice President - Operations of FHGI since September 1995. He has been Executive Vice President-Operations of Enstar Communications Corporation since January 1996. He was a Divisional Vice President of FHGI between 1989 and 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held cable system and regional manager positions with Warner Amex and Teleprompter.

THOMAS J. HATCHELL, 48, has been Executive Vice President - Operations of FHGI and Enstar Communications Corporation since February 1998. From October 1995 to February 1998, he was Senior Vice President of Operations of Falcon International Communications, L.P. and its predecessor company and was a Senior Vice President of FHGI from January 1992 to September 1995. Mr. Hatchell was a Divisional Vice President of FHGI between 1989 and 1992. From 1981 to 1989, he served as Vice President and Regional Manager for Falcon's San Luis Obispo, California region. He was Vice President - Construction of an affiliate of Falcon from June 1980 to June 1981. In addition, he served as a General Manager of the cable system in Tulare County, California, from 1977 to 1980. Prior to that time, Mr. Hatchell served as a cable executive with the Continental Telephone Company.

JON W. LUNSFORD, 38, has been Executive Vice President - Finance of FHGI and Enstar Communications Corporation since February 1998. Prior to that time, he had been Vice President - Finance and Corporate Development of FHGI since September 1994 and of Enstar Communications Corporation since January 1996. From 1991 to 1994, he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

ABEL C. CRESPO, 38, has been Controller of FHGI and Enstar Communications Corporation since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time, most recently that of Senior Assistant Controller. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

CERTAIN KEY PERSONNEL

         The following sets forth, as of December 31, 1997, biographical information about certain officers of FHGI who share certain responsibilities with the officers of the Corporate General Partner with respect to the operation and management of the Partnership.

LYNNE A. BUENING, 44, has been Vice President of Programming of FHGI since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast, and newspaper industries.

OVANDO COWLES, 44, has been Vice President of Advertising Sales and Production of FHGI since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice TV, an affiliate of Falcon, from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

HOWARD J. GAN, 51, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988. He was General Counsel at Malarkey-Taylor Associates, a Washington, DC based telecommunications consulting firm, from 1986 to 1988. He was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

R.W. ("SKIP") HARRIS, 50, has been Vice President of Marketing of FHGI since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for The Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOAN SCULLY, 62, has been Vice President of Human Resources of FHGI and its predecessors since May 1988. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

RAYMOND J. TYNDALL, 50, has been Vice President of Engineering of FHGI since October 1989. From 1975 to September 1989, he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband and is a member of the Cable Pioneers.

         In addition, FHGI has six Divisional Vice Presidents who are based in the field. They are Donald L. Amick, Daniel H. DeLaney, Ron L. Hall, Michael E. Kemph, Michael D. Singpiel and Robert S. Smith.

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

         For the fiscal year ended December 31, 1997, the Manager charged the Partnership management fees of approximately $191,800 and reimbursed expenses of $346,700. The Partnership also reimbursed an affiliate approximately $68,700 for system operating management services. In addition, certain programming services are purchased through Falcon Cablevision. The Partnership paid Falcon Cablevision approximately $817,100 for these programming services for fiscal year 1997.

PARTICIPATION IN DISTRIBUTIONS

         The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 3, 1998, the common stock of FHGI was owned as follows:
78.5% by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into 10% of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right. In 1991 FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1998, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso and H&FII held 58.9%, 12.1% and 16.3% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg
A. Nathanson is Marc B. Nathanson's brother.

         As of March 3, 1998, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 0.46% of Falcon Classic Cable Income Properties, L.P. ("Falcon Classic") and 2.58% of Falcon Video Communications ("Falcon Video"). In accordance with the respective partnership agreements of these two partnerships, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships. See Item 13., "Certain Relationships and Related Transactions."

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

         FHGLP also manages the operations of Falcon Classic, Falcon Video and, through its management of the operation of Falcon Cablevision (a subsidiary of FHGLP), the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. On September 30, 1988, Falcon Cablevision acquired all of the outstanding stock of Enstar Communications Corporation. Certain members of management of the Corporate General Partner have also been involved in the management of other cable ventures. FHGLP contemplates entering into other cable ventures, including ventures similar to the Partnership.

         On March 6, 1998, FHGLP acquired four of the five Falcon Classic cable systems. FHGLP intends to acquire the fifth system as soon as regulatory approvals can be obtained, at which point Falcon Classic will be liquidated. FHGLP executed various agreements on December 30, 1997 related to a series of transactions that, if successfully consummated in 1998, would involve the contribution by Falcon Video of its assets into the newly-formed entity of which FHGLP would be the managing general partner. The consummation of transactions is subject to, among other things, the satisfaction of customary closing conditions and obtaining required regulatory and other third-party consents, including the consent of franchising authorities, and to obtaining satisfactory financing arrangements on acceptable terms.

Accordingly, there can be no assurance that the transactions will be successfully completed, or if successfully completed, when they might be completed. The Corporate General Partner cannot determine at this time the potential impact from these Falcon Classic and Falcon Video transactions on the Partnership, but it is possible that certain programming costs could increase.

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

         The partnership agreement provides that the General Partners will be indemnified by the Partnership for acts performed within the scope of their authority under the partnership agreement if such general partners (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that their conduct was negligent. In addition, the partnership agreement provides that the General Partners will not be liable to the Partnership or its limited partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, limited partners will have a more limited right of action than they would have absent such provisions. In addition, the Partnership maintains, at its expense and in such reasonable amounts as the Corporate General Partner shall determine, a liability insurance policy which insures the Corporate General Partner, FHGI and its affiliates (which includes FHGLP), officers and directors and such other persons as the Corporate General Partner shall determine, against liabilities which they may incur with respect to claims made against them for certain wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

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



(b)          Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                    ENSTAR INCOME PROGRAM II-2, L.P.
                                    By: Enstar Communications Corporation,
                                        Corporate General Partner


                                    By:  /s/    Marc B. Nathanson
                                         ------------------------------------
                                         Marc B. Nathanson
                                         Chairman of the Board and
                                            Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 1998.


                        Signatures                                       Title(*)
             ---------------------------------        -------------------------------------------------
             /s/ Marc B. Nathanson                    Chairman of the Board and Chief Executive Officer
             ---------------------------------        (Principal Executive Officer)
             Marc B. Nathanson


             /s/ Michael K. Menerey                   Executive Vice President, Chief Financial Officer,
             ---------------------------------        Secretary and Director
             Michael K. Menerey                       (Principal Financial and Accounting Officer)


             /s/ Frank J. Intiso                      President, Chief Operating Officer
             ---------------------------------        and Director
             Frank J. Intiso


             /s/ Stanley S. Itskowitch                Executive Vice President, General Counsel
             ---------------------------------        and Director
             Stanley S. Itskowitch


(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS



                                                                    PAGE
                                                                    ----

Report of Independent Auditors                                       F-2

Balance Sheets - December 31, 1996 and 1997                          F-3

Financial Statements for each of
  the three years in the period
  ended December 31, 1997:

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

                         REPORT OF INDEPENDENT AUDITORS



Partners
Enstar Income Program  II-2, L.P.  (A Georgia Limited Partnership)


We have audited the accompanying balance sheets of Enstar Income Program II-2, L.P. (A Georgia Limited Partnership) as of December 31, 1996 and 1997, and the related statements of operations, partnership capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program II-2, L.P. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                             /s/   ERNST & YOUNG LLP



Los Angeles, California
February 20, 1998

                        ENSTAR INCOME PROGRAM II-2, L.P.

                                 BALANCE SHEETS

                        ================================


                                                                     December 31,
                                                                -------------------------
                                                                   1996             1997
                                                                -----------     -----------
ASSETS:
  Cash and cash equivalents                                     $ 1,968,100     $ 3,078,800

  Accounts receivable, less allowance of $5,200 and
    $12,500 for possible losses                                      96,000          54,300

  Prepaid expenses and other assets                                 182,200         190,500

  Property, plant and equipment, less accumulated
    depreciation and amortization                                 2,692,700       3,040,000

  Franchise cost, net of accumulated                                366,200         271,700
    amortization of $1,072,000 and $1,174,800

  Deferred charges, net                                              34,900          14,100
                                                                -----------     -----------

                                                                $ 5,340,100     $ 6,649,400
                                                                ===========     ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL
                       -----------------------------------

LIABILITIES:
  Accounts payable                                              $   323,200     $   466,000
  Due to affiliates                                                 203,800         228,000
                                                                -----------     -----------

     TOTAL LIABILITIES                                              527,000         694,000
                                                                -----------     -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                  (25,600)        (14,200)
  Limited partners                                                4,838,700       5,969,600
                                                                -----------     -----------

     TOTAL PARTNERSHIP CAPITAL                                    4,813,100       5,955,400
                                                                -----------     -----------

                                                                $ 5,340,100     $ 6,649,400
                                                                ===========     ===========





                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF OPERATIONS

                        ================================



                                                                  Year Ended December 31,
                                                      ---------------------------------------------
                                                         1995             1996              1997
                                                      -----------      -----------      -----------
REVENUES                                              $ 3,126,900      $ 3,510,300      $ 3,836,000
                                                      -----------      -----------      -----------

OPERATING EXPENSES:
  Service costs                                         1,034,100        1,078,100        1,194,500
  General and administrative expenses                     333,200          389,700          361,100
  General Partner management fees
    and reimbursed expenses                               424,800          475,800          538,500
  Depreciation and amortization                           924,600          927,400          706,300
                                                      -----------      -----------      -----------

                                                        2,716,700        2,871,000        2,800,400
                                                      -----------      -----------      -----------

      Operating income                                    410,200          639,300        1,035,600
                                                      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense                                        (81,700)         (58,400)         (22,300)
  Interest income                                          73,400           84,800          129,000
  Gain (loss) on sale of cable assets                       1,100           (3,200)            --
                                                      -----------      -----------      -----------

                                                           (7,200)          23,200          106,700
                                                      -----------      -----------      -----------

NET INCOME                                            $   403,000      $   662,500      $ 1,142,300
                                                      ===========      ===========      ===========

Net income allocated to General Partners              $     4,000      $     6,600      $    11,400
                                                      ===========      ===========      ===========

Net income allocated to Limited Partners              $   399,000      $   655,900      $ 1,130,900
                                                      ===========      ===========      ===========

NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                                $     13.35      $     21.95      $     37.85
                                                      ===========      ===========      ===========

WEIGHTED AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING THE YEAR                       29,880           29,880           29,880
                                                      ===========      ===========      ===========







                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)

                   ===========================================



                                                      General           Limited
                                                      Partners          Partners          Total
                                                     ----------        ----------       ----------
PARTNERSHIP CAPITAL (DEFICIT),
  January 1, 1995                                    $  (36,200)       $3,783,800       $3,747,600

    Net income for year                                   4,000           399,000          403,000
                                                     ----------        ----------       ----------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1995                                     (32,200)        4,182,800        4,150,600

    Net income for year                                   6,600           655,900          662,500
                                                     ----------        ----------       ----------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1996                                     (25,600)        4,838,700        4,813,100

    Net income for year                                  11,400         1,130,900        1,142,300
                                                     ----------        ----------       ----------

PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1997                                  $  (14,200)       $5,969,600       $5,955,400
                                                     ==========        ==========       ==========


                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================


                                                                        Year Ended December 31,
                                                              ------------------------------------------
                                                                  1995           1996            1997
                                                              -----------    -----------     -----------
Cash flows from operating activities:
 Net income                                                  $   403,000     $   662,500     $ 1,142,300

 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                924,600         927,400         706,300

    Amortization of deferred loan costs                           12,800          12,800          13,900

    (Gain) loss on sale of cable assets                           (1,100)          3,200            --
    Increase (decrease) from changes in:
     Accounts receivable, prepaid expenses and
        other assets                                               4,200         (41,700)         33,400

     Accounts payable and due to affiliates                       71,800         134,600         167,000
                                                             -----------     -----------     -----------

       Net cash provided by operating activities               1,415,300       1,698,800       2,062,900
                                                             -----------     -----------     -----------

Cash flows from investing activities:
 Capital expenditures                                           (674,000)     (1,084,000)       (930,600)

 Increase in intangible assets                                   (26,200)        (27,500)        (21,600)
 Proceeds from sale of property, plant
   and equipment                                                   1,100             700            --
                                                             -----------     -----------     -----------

       Net cash used in investing activities                    (699,100)     (1,110,800)       (952,200)
                                                             -----------     -----------     -----------

Cash flows from financing activities:
 Repayment of debt                                                  --          (483,700)           --
                                                             -----------     -----------     -----------

Net increase in cash and cash equivalents                        716,200         104,300       1,110,700

Cash and cash equivalents at beginning of year                 1,147,600       1,863,800       1,968,100
                                                             -----------     -----------     -----------

Cash and cash equivalents at end of year                     $ 1,863,800     $ 1,968,100     $ 3,078,800
                                                             ===========     ===========     ===========






                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================


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

               Cable television systems                       5-15 years
               Vehicles                                          3 years
               Furniture and equipment                         5-7 years
               Leasehold improvements                      Life of lease

FRANCHISE COST

         The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Partnership periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

DEFERRED CHARGES

         Deferred charges are amortized using the straight-line method over two years.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECOVERABILITY OF ASSETS

         The Partnership assesses on an ongoing basis the recoverability of intangible and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which would generally approximate discounted cash flows. The Partnership also evaluates the amortization periods of assets, including franchise costs and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

         Revenues from cable services are recognized as the services are provided.

INCOME TAXES

         As a partnership, Enstar Income Program II-2, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1997, the book basis of the Partnership's net assets exceeded its tax basis by $740,400.

         The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for 1997 in the financial statements is $305,500 more than tax income of the Partnership for the same period, caused principally by timing differences in depreciation expense.

EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1997 presentation.

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

                        ================================



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

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consist of:


                                                                        December 31,
                                                             ----------------------------------
                                                                 1996                  1997
                                                             ------------          ------------
Cable television systems                                     $ 10,036,300          $ 10,258,700
Vehicles, furniture and equipment,
  and leasehold improvements                                      247,800               348,700
                                                             ------------          ------------
                                                               10,284,100            10,607,400

Less accumulated depreciation
  and amortization                                             (7,591,400)           (7,567,400)
                                                             ------------          ------------
                                                             $  2,692,700          $  3,040,000
                                                             ============          ============


NOTE 4 - NOTE PAYABLE

         The Partnership had a $2,250,000 revolving credit facility with a bank. On August 9, 1996, the Partnership repaid the balance of $483,700, which terminated the facility.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Partnership leases buildings and tower sites associated with the systems under operating leases expiring in various years through 2006.

         Future minimum rental payments under noncancelable operating leases that have terms in excess of one year as of December 31, 1997 are as follows:


               Year                                      Amount
               ----                                      ------
               1998                                     $ 4,300
               1999                                       4,300
               2000                                       4,300
               2001                                       4,300
               2002                                       4,300
               Thereafter                                 8,400
                                                        -------
                                                        $29,900
                                                        =======


         Rentals, other than pole rentals, charged to operations amounted to $12,300, $10,200 and $8,500 in 1995, 1996 and 1997, respectively. Pole rentals were $30,900 $33,700 and $35,300 in 1995, 1996 and 1997, respectively.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================



NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Other commitments include approximately $175,500 at December 31, 1997 to complete the rebuild of the Partnership's Jerseyville, Illinois cable system.

         The Partnership is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming service tiers ("CPSTs") and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain CPSTs in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST rate regulations and legislation recently was introduced in Congress to repeal the sunset provision.

         Beginning in August 1997, the Corporate General Partner elected to self-insure the Partnership's cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

         While the Corporate General Partner has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 71% of the Partnership's subscribers are served by its system in Hillsboro, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 6 - EMPLOYEE BENEFIT PLAN

         The Partnership has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 20% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations of the Partnership for the Profit Sharing Plan in 1995, 1996 or 1997.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        ================================



NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operation of the Partnership. Management fee expense was $156,300, $175,500 and $191,800 in 1995, 1996 and 1997, respectively.

         In addition to the monthly management fee above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. Reimbursed expenses were $268,500, $300,300 and $346,700 in 1995, 1996 and 1997, respectively.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $15,000, $38,800 and $68,700 in 1995, 1996 and 1997, respectively. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through Falcon Cablevision. In turn, Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Programming fee expense was $682,700, $732,700 and $817,100 in 1995, 1996 and 1997, respectively. Programming fees are included in service costs in the statements of operations.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the years ended December 31, 1995, 1996 and 1997, cash paid for interest amounted to $81,600, $58,900 and $22,300, respectively.

                                 EXHIBIT INDEX


     EXHIBIT
      NUMBER               DESCRIPTION
      ------               -----------
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

         21.1              Subsidiaries: None

                                  EXHIBIT INDEX



                               FOOTNOTE REFERENCES
                               -------------------


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