Form 10-Q
period 1998-03-31
ENSTAR INCOME PROGRAM II-2 LP
filed 1998-05-14
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998
                               -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________


                         Commission File Number 0-14505
                                                -------

Enstar Income Program II-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Georgia                                                58-1628872
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

10900 Wilshire Boulevard - 15th Floor
     Los Angeles, California                                      90024
----------------------------------------                 -----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (310) 824-9990
                                                   --------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

                        ================================


                                                                         December 31,           March 31,
                                                                             1997*                1998
                                                                         -----------          -----------
                                                                                              (Unaudited)
ASSETS:
   Cash and cash equivalents                                             $ 3,078,800          $ 3,287,600

   Accounts receivable, less allowance of $12,500 and
      $4,400 for possible losses                                              54,300               32,700

   Prepaid expenses and other assets                                         190,500              217,500

   Property, plant and equipment, less accumulated
      depreciation and amortization of $7,567,400 and $7,694,100           3,040,000            2,959,800

   Franchise cost, net of accumulated
      amortization of $1,174,800 and $1,200,700                              271,700              245,800

   Deferred charges, net                                                      14,100               12,800
                                                                         -----------          -----------

                                                                         $ 6,649,400          $ 6,756,200
                                                                         ===========          ===========

                                   LIABILITIES AND PARTNERSHIP CAPITAL
                                   -----------------------------------

LIABILITIES:
   Accounts payable                                                      $   466,000          $   279,400
   Due to affiliates                                                         228,000              225,200
                                                                         -----------          -----------

              TOTAL LIABILITIES                                              694,000              504,600
                                                                         -----------          -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                          (14,200)             (11,200)
   Limited partners                                                        5,969,600            6,262,800
                                                                         -----------          -----------

              TOTAL PARTNERSHIP CAPITAL                                    5,955,400            6,251,600
                                                                         -----------          -----------

                                                                         $ 6,649,400          $ 6,756,200
                                                                         ===========          ===========



               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================



                                                          Unaudited
                                                 ----------------------------
                                                       Three months ended
                                                           March 31,
                                                 ----------------------------
                                                   1997               1998
                                                 ---------          ---------
REVENUES                                         $ 939,800          $ 996,200
                                                 ---------          ---------

OPERATING EXPENSES:
   Service costs                                   289,300            311,000
   General and administrative expenses              75,600            120,000
   General Partner management fees
      and reimbursed expenses                      127,000            138,500
   Depreciation and amortization                   187,400            165,100
                                                 ---------          ---------

                                                   679,300            734,600
                                                 ---------          ---------

OPERATING INCOME                                   260,500            261,600
                                                 ---------          ---------

OTHER INCOME (EXPENSE):
   Interest income                                  25,100             37,800
   Interest expense                                 (8,100)            (3,200)
                                                 ---------          ---------

                                                    17,000             34,600
                                                 ---------          ---------

NET INCOME                                       $ 277,500          $ 296,200
                                                 =========          =========

Net income allocated to General Partners         $   2,800          $   3,000
                                                 =========          =========

Net income allocated to Limited Partners         $ 274,700          $ 293,200
                                                 =========          =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                          $    9.19          $    9.81
                                                 =========          =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                  29,880             29,880
                                                 =========          =========




            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================


                                                                                      Unaudited
                                                                           --------------------------------
                                                                                  Three months ended
                                                                                       March 31,
                                                                           --------------------------------
                                                                               1997                 1998
                                                                           -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   277,500          $   296,200
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                         187,400              165,100
         Amortization of deferred loan costs                                    13,900               --
         Increase (decrease) from changes in:
            Accounts receivable, prepaid expenses and other assets             (11,600)              (5,400)
            Accounts payable and due to affiliates                              16,400             (189,400)
                                                                           -----------          -----------

                 Net cash provided by operating activities                     483,600              266,500
                                                                           -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (113,300)             (54,400)
   Increase in intangible assets                                                (3,800)              (3,300)
                                                                           -----------          -----------

                 Net cash used in investing activities                        (117,100)             (57,700)
                                                                           -----------          -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                          366,500              208,800

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                    1,968,100            3,078,800
                                                                           -----------          -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                        $ 2,334,600          $ 3,287,600
                                                                           ===========          ===========



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.          INTERIM FINANCIAL STATEMENTS

            The accompanying condensed interim financial statements for the three months ended March 31, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year.

2.          TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

            The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $49,800 for the three months ended March 31, 1998.

            In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $88,700 for the three months ended March 31, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

            The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $19,300 for the three months ended March 31, 1998. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

            Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $215,500 for the three months ended March 31, 1998. Programming fees are included in service costs in the statements of operations.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)
                     =======================================



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

                        ENSTAR INCOME PROGRAM II-2, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

            The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

            This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

            The Partnership's revenues increased from $939,800 to $996,200, or by 6.0%, for the three months ended March 31, 1998 as compared to the corresponding period of 1997. Of the $56,400 increase, $49,300 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $7,100 was due to increases in other revenue producing items. As of March 31, 1998, the Partnership had approximately 9,000 basic subscribers and 2,000 premium service units.

            Service costs increased from $289,300 to $311,000, or by 7.5%, for the three months ended March 31, 1998 as compared to the corresponding period of 1997. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to higher programming fees and decreased capitalization of labor and overhead costs resulting from reductions in rebuild construction activity in the Jerseyville franchise during the first three months of 1998. Programming fees increased primarily as a result of higher rates charged by program suppliers.

                        ENSTAR INCOME PROGRAM II-2, L.P.

            General and administrative expenses increased from $75,600 to $120,000, or by 58.7%, for the three months ended March 31, 1998 as compared to the corresponding period of 1997. Increases in marketing costs, professional fees and bad debt expense, and decreases in capitalization of labor and overhead costs accounted for the majority of the increase.

            Management fees and reimbursed expenses increased from $127,000 to $138,500, or by 9.1%, for the three months ended March 31, 1998 as compared to 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs due to staff additions and wage increases.

            Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 47.7% to 42.8% during the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease was primarily due to increases in programming fees and decreases in capitalization of labor and overhead costs as described above. EBITDA decreased from $447,900 to $426,700, or by 4.7%, during the three months ended March 31, 1998 compared to the corresponding period in 1997. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

            Depreciation and amortization expense decreased from $187,400 to $165,100, or by 11.9%, for the three months ended March 31, 1998 as compared to the corresponding quarter in 1997 due to certain plant assets becoming fully depreciated in 1997.

            Operating income remained relatively unchanged, increasing from $260,500 to $261,600, or by less than one percent, for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

            Interest income increased from $25,100 to $37,800, or by 50.6%, for the three months ended March 31, 1998 as compared to 1997, primarily due to higher average cash balances available for investment.

            Interest expense decreased from $8,100 to $3,200, or by 60.5%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997, due to the repayment of the Partnership's note payable in August 1996. The Partnership fully amortized the related deferred loan costs to interest expense in the first three months of 1997.

            Due to the factors described above, the Partnership's net income increased from $277,500 to $296,200, or by 6.7%, for the three months ended March 31, 1998 as compared to the corresponding quarter in 1997.

                        ENSTAR INCOME PROGRAM II-2, L.P.


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

            At March 31, 1998, the Partnership had no debt outstanding. The Partnership relies upon the availability of cash generated from operations to fund its ongoing expenses and capital requirements. The Partnership is required to rebuild its Jerseyville, Illinois cable system at an estimated total cost of approximately $260,500 under a provision of its franchise agreement. The Partnership is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,801,900. Construction began in the second quarter of 1996 and is expected to be completed in 1998. Capital expenditures related to the Jerseyville rebuild approximated $85,000 as of December 31, 1997. Other rebuild costs amounted to $1,776,000 as of December 31, 1997. Additional construction expenditures of $201,400 are projected for 1998, including approximately $175,500 for the required rebuild in Jerseyville. Total rebuild expenditures in the first three months of 1998 were approximately $16,000. Expenditures of $138,200 are budgeted to upgrade additional equipment in 1998. Such expenditures approximated $38,000 in the three months ended March 31, 1998. Additionally, the Partnership is required to upgrade its cable plant in Malden, Missouri at an estimated cost of approximately $2,100,000, the start of which is dependent upon obtaining an extension of the franchise agreement for that system.

            Management believes that cash flow from operations will be adequate to meet the Partnership's current liquidity requirements, including the funding for capital expenditures discussed above. However, as a result of such liquidity requirements, management has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

            Beginning in August 1997, the Partnership elected to self-insure its cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

            While the Partnership has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 71% of the Partnership's subscribers are served by its system in Hillsboro, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

            The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain of the Partnership's computer systems, process transactions based on two digits for the year of the transaction

                        ENSTAR INCOME PROGRAM II-2, L.P.

(for example, "98" for 1998). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000.

            The Corporate General Partner has commenced an assessment of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. Based on a preliminary study, the Corporate General Partner has concluded that certain of the Partnership's information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue. The Corporate General Partner expects to install substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FHGLP.

            In addition to evaluating internal systems, the Corporate General Partner has also initiated communications with third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's systems. The Corporate General Partner continues to closely monitor Year 2000 developments with vendors and service suppliers.

            THREE MONTHS ENDED MARCH 31, 1998 AND 1997

            Operating activities provided $217,100 less cash in the three months ended March 31, 1998 than in 1997. The Partnership used $205,800 more cash to pay liabilities owed to affiliates and third-party creditors in the first three months of 1998 than in the comparable quarter of 1997 due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $6,200 more cash in the first three months of 1998 due to differences in the timing of receivable collections and in the payment of prepaid expenses.

            Investing activities used $59,300 less cash in the three months ended March 31, 1998 than in the corresponding quarter of 1997, primarily due to a $58,900 decrease in expenditures for tangible assets.

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



                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date:  May 14, 1998                   By: /s/ Michael K. Menerey
                                          --------------------------------
                                          Michael K. Menerey,
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Secretary