Form 10-Q
period 1998-06-30
ENSTAR INCOME PROGRAM II-2 LP
filed 1998-08-13
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                               ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                         Commission File Number   0-14505
                                                 ---------

                        Enstar Income Program II-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                             58-1628872
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                     90024
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (310) 824-9990
                                                   ------------------


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

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS


                      ====================================


                                                                        December 31,          June 30,
                                                                           1997*               1998
                                                                        -----------         -----------
                                                                                            (Unaudited)
ASSETS:
   Cash and cash equivalents                                            $ 3,078,800         $ 3,592,500

   Accounts receivable, less allowance of $12,500 and
      $5,200 for possible losses                                             54,300              67,200

   Prepaid expenses and other assets                                        190,500             334,900

   Property, plant and equipment, less accumulated
      depreciation and amortization of $7,567,400 and $7,264,300          3,040,000           2,847,600

   Franchise cost, net of accumulated
      amortization of $1,174,800 and $1,174,200                             271,700             220,000

   Deferred charges, net                                                     14,100              10,200
                                                                        -----------         -----------

                                                                        $ 6,649,400         $ 7,072,400
                                                                        ===========         ===========

                                             LIABILITIES AND PARTNERSHIP CAPITAL
                                             -----------------------------------

LIABILITIES:
   Accounts payable                                                     $   466,000         $   288,600
   Due to affiliates                                                        228,000             228,200
                                                                        -----------         -----------

          TOTAL LIABILITIES                                                 694,000             516,800
                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                         (14,200)             (8,200)
   Limited partners                                                       5,969,600           6,563,800
                                                                        -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                                       5,955,400           6,555,600
                                                                        -----------         -----------

                                                                        $ 6,649,400         $ 7,072,400
                                                                        ===========         ===========



               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                      ====================================


                                                           Unaudited
                                                -------------------------------
                                                     Three months ended
                                                           June 30,
                                                -------------------------------
                                                   1997                1998
                                                -----------         -----------
REVENUES                                        $   945,800         $ 1,008,500
                                                -----------         -----------

OPERATING EXPENSES:
   Service costs                                    283,800             315,100
   General and administrative expenses              105,000             109,900
   General Partner management fees
      and reimbursed expenses                       135,500             141,600
   Depreciation and amortization                    173,800             183,900
                                                -----------         -----------

                                                    698,100             750,500
                                                -----------         -----------

OPERATING INCOME                                    247,700             258,000
                                                -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                   30,800              42,800
   Interest expense                                  (4,100)             (3,200)
   Gain on sale of cable assets                          --               6,400
                                                -----------         -----------

                                                     26,700              46,000
                                                -----------         -----------

NET INCOME                                      $   274,400         $   304,000
                                                ===========         ===========

Net income allocated to General Partners        $     2,700         $     3,000
                                                ===========         ===========

Net income allocated to Limited Partners        $   271,700         $   301,000
                                                ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $      9.09         $     10.07
                                                ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                   29,880              29,880
                                                ===========         ===========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS


                      ====================================


                                                          Unaudited
                                                -------------------------------
                                                       Six months ended
                                                           June 30,
                                                -------------------------------
                                                   1997                1998
                                                -----------         -----------
REVENUES                                        $ 1,885,600         $ 2,004,700
                                                -----------         -----------

OPERATING EXPENSES:
   Service costs                                    573,100             626,100
   General and administrative expenses              180,600             229,900
   General Partner management fees
      and reimbursed expenses                       262,500             280,100
   Depreciation and amortization                    361,200             349,000
                                                -----------         -----------

                                                  1,377,400           1,485,100
                                                -----------         -----------

OPERATING INCOME                                    508,200             519,600
                                                -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                   55,900              80,600
   Interest expense                                 (12,200)             (6,400)
   Gain on sale of cable assets                          --               6,400
                                                -----------         -----------

                                                     43,700              80,600
                                                -----------         -----------

NET INCOME                                      $   551,900         $   600,200
                                                ===========         ===========

Net income allocated to General Partners        $     5,500         $     6,000
                                                ===========         ===========

Net income allocated to Limited Partners        $   546,400         $   594,200
                                                ===========         ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $     18.29         $     19.89
                                                ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                   29,880              29,880
                                                ===========         ===========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS


                      ====================================


                                                                                 Unaudited
                                                                       -------------------------------
                                                                             Six months ended
                                                                                  June 30,
                                                                       -------------------------------
                                                                          1997                1998
                                                                       -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $   551,900         $   600,200
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                      361,200             349,000
        Amortization of deferred loan costs                                 13,900                  --
        Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets             21,400            (157,300)
         Accounts payable and due to affiliates                             40,600            (177,200)
                                                                       -----------         -----------

             Net cash provided by operating activities                     989,000             614,700
                                                                       -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (237,600)            (96,100)
   Increase in intangible assets                                            (8,400)             (4,900)
                                                                       -----------         -----------

             Net cash used in investing activities                        (246,000)           (101,000)
                                                                       -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                      743,000             513,700

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                1,968,100           3,078,800
                                                                       -----------         -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                    $ 2,711,100         $ 3,592,500
                                                                       ===========         ===========



           See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $50,400 and $100,200 for the three and six months ended June 30, 1998.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $91,200 and $179,900 for the three and six months ended June 30, 1998. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $16,400 and $35,700 for the three and six months ended June 30, 1998. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $218,000 and $433,500 for the three and six months ended June 30, 1998. Programming fees are included in service costs in the statements of operations.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $945,800 to $1,008,500, or by 6.6%, and from $1,885,600 to $2,004,700, or by 6.3%, for the three and six months ended June 30, 1998 as compared to the corresponding periods of 1997. Of the $62,700 increase in revenues for the three months ended June 30, 1998 as compared to the corresponding period in 1997, $46,000 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $16,700 was due to increases in other revenue producing items, including charges for franchise fees that the Partnership is permitted to pass through to its customers. Of the $119,100 increase in revenues for the six months ended June 30, 1998 as compared to the corresponding period in 1997, $100,800 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $23,500 was due to increases in other revenue producing items as described above. These increases were partially offset by a $5,200 decrease due to decreases in the number of subscriptions for premium, tier and equipment rental services. As of June 30, 1998, the Partnership had approximately 9,100 basic subscribers and 1,900 premium service units.

                        ENSTAR INCOME PROGRAM II-2, L.P.

         Service costs increased from $283,800 to $315,100, or by 11.0%, and from $573,100 to $626,100, or by 9.2%, for the three and six months ended June 30, 1998 as compared to the corresponding periods of 1997. Service costs represent costs directly attributable to providing cable services to customers. The increases were primarily due to higher programming fees and decreases in the capitalization of labor and overhead costs resulting from reductions in rebuild construction activity in the Jerseyville, Illinois franchise during the 1998 periods. Programming fees increased primarily as a result of higher rates charged by program suppliers.

         General and administrative expenses increased from $105,000 to $109,900, or by 4.7%, and from $180,600 to $229,900, or by 27.3%, for the three and six months ended June 30, 1998 as compared to the corresponding periods of 1997. The increase in both periods was partially due to higher professional fees, including audit expense. Increased marketing costs and bad debt expense also contributed to the six months' increase.

         Management fees and reimbursed expenses increased from $135,500 to $141,600, or by 4.5%, and from $262,500 to $280,100, or by 6.7%, for the three and six months ended June 30, 1998 as compared to the corresponding periods of 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs resulting from staff additions and due to higher allocated telephone expense.

         Depreciation and amortization expense increased from $173,800 to $183,900, or by 5.8%, and decreased from $361,200 to $349,000, or by 3.4%, for the three and six months ended June 30, 1998 as compared to the corresponding periods of 1997. The three months' increase was due to the addition of plant assets in the second half of 1997 and the first six months of 1998. The decrease for the six months was due to a reduction in the remaining life of certain plant assets that were replaced in the first three months of 1997.

         Operating income increased from $247,700 to $258,000, or by 4.2%, and from $508,200 to $519,600, or by 2.2%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, principally due to increases in revenues.

         Interest income increased from $30,800 to $42,800, or by 39.0%, and from $55,900 to $80,600, or by 44.2%, for the three and six months ended June 30, 1998 as compared to the corresponding periods of 1997, primarily due to higher average cash balances available for investment.

         Interest expense decreased from $4,100 to $3,200, or by 22.0%, and from $12,200 to $6,400, or by 47.5%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The Partnership fully amortized deferred loan costs to interest expense in the first three months of 1997. Such costs were related to the Partnership's note payable, which was repaid in August 1996.

         The Partnership sold equipment during the three months ended June 30, 1998 and, accordingly, recognized a $6,400 gain in connection with the sale.

                        ENSTAR INCOME PROGRAM II-2, L.P.

         Due to the factors described above, the Partnership's net income increased from $274,400 to $304,000, or by 10.8%, and from $551,900 to $600,200, or by 8.8%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization (EBITDA) and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 44.6% to 43.8% and from 46.1% to 43.3% during the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to increases in programming fees and decreases in capitalization of labor and overhead costs as described above. EBITDA increased from $421,500 to $441,900, or by 4.8%, during the three months ended June 30, 1998, and remained relatively unchanged for the six months ended June 30, 1998 as compared to the corresponding periods in 1997.

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

         At June 30, 1998, the Partnership had no debt outstanding. The Partnership relies upon the availability of cash generated from operations to fund its ongoing expenses and capital requirements. The Partnership is required to rebuild its Jerseyville, Illinois cable system at an estimated total cost of approximately $260,500 under a provision of its franchise agreement. The Partnership is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,801,900. Construction began in the second quarter of 1996 and is expected to be completed in 1998. Capital expenditures related to the Jerseyville rebuild approximated $85,000 as of December 31, 1997. Other rebuild costs amounted to $1,776,000 as of December 31, 1997. Additional construction expenditures of $201,400 are projected for 1998, including approximately $175,500 for the required rebuild in Jerseyville. Total rebuild expenditures in the first six months of 1998 were approximately $39,500. Expenditures of $138,200 are budgeted to upgrade additional equipment in 1998. Such expenditures approximated $56,600 in the six months ended June 30, 1998. Additionally, the Partnership is required to upgrade its cable plant in Malden, Missouri at an estimated cost of approximately $2,100,000, the start of which is dependent upon obtaining an extension of the franchise agreement for that system.

                        ENSTAR INCOME PROGRAM II-2, L.P.

         The Corporate General Partner believes that cash flow from operations will be adequate to meet the Partnership's current liquidity requirements, including the funding for capital expenditures discussed above. However, as a result of such liquidity requirements, the Corporate General Partner has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

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

         The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain of the Partnership's computer systems, process transactions based on two digits for the year of the transaction (for example, "98" for 1998). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000.

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

         In addition to evaluating internal systems, the Partnership is currently assessing its exposure to risks associated with its operating and revenue generating equipment and has also initiated communications with significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership currently expects that the cost to replace non-compliant equipment will be determined during the third quarter of 1998. Such costs will be borne by the Partnership. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely

                        ENSTAR INCOME PROGRAM II-2, L.P.

converted and that the failure to do so would not have an adverse impact on the Partnership's business. The Partnership continues to closely monitor developments with its vendors and service suppliers.

         SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Operating activities used $374,300 more cash in the six months ended June 30, 1998 as compared with the corresponding period in 1997. The Partnership used $217,800 more cash for the payment of amounts owed to affiliates and third-party creditors due to differences in the timing of payments. Changes in accounts receivable and prepaid expenses used $178,700 more cash in the first six months of 1998 due to differences in the timing of receivable collections and in the payment of prepaid expenses.

         Investing activities used $145,000 less cash in the six months ended June 30, 1998 than in the corresponding six months of 1997, due to a $141,500 decrease in expenditures for tangible assets, and a $3,600 decrease in spending for intangible assets.

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

                        ENSTAR INCOME PROGRAM II-2, L.P.



PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                 (a)      None

                 (b) The Registrant filed a Form 8-K dated April 30, 1998, in which it reported under Item 5 that a financial printer erroneously used the filing codes for Enstar Income Program II-2, L.P. and mistakenly filed on behalf of the Partnership a Current Report on Form 8-K for another partnership.

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



                                        By:  ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner






Date:  August 13, 1998                  By:  /s/ Michael K. Menerey
                                             -------------------------
                                             Michael K. Menerey,
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Secretary