Form 10-Q
period 1999-03-31
ENSTAR INCOME PROGRAM II-2 LP
filed 1999-05-17
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999
                              ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

                         Commission File Number 0-14505
                                               --------

                        Enstar Income Program II-2, L.P.
 -------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                   58-1628872
 -------------------------------           -------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification
  incorporation or organization)                     Number)

 10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                            90024
 ----------------------------------------           ---------------------
 (Address of principal executive offices)                (Zip Code)


  Registrant's telephone number,                  (310) 824-9990
  including area code:                            --------------

-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS
                        --------------------------------
                        --------------------------------

                                                                        December 31,           March 31,
                                                                           1998*                  1999
                                                                        -----------           -----------
                                                                                              (Unaudited)
ASSETS:
  Cash and cash equivalents                                             $ 4,468,300           $ 4,869,000

  Accounts receivable, less allowance of $3,400 and
    $7,600 for possible losses                                               87,900                46,500

  Prepaid expenses and other assets                                         306,100               456,600

  Property, plant and equipment, less accumulated
    depreciation and amortization of $7,490,400 and $7,618,100            2,758,600             2,648,500

  Franchise cost, net of accumulated
    amortization of $1,225,900 and $1,251,700                               169,000               143,200

  Deferred charges, net                                                       7,400                 5,100
                                                                        -----------           -----------
                                                                        $ 7,797,300           $ 8,168,900
                                                                        -----------           -----------
                                                                        -----------           -----------

                      LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                                      $   273,100           $   227,400
  Due to affiliates                                                         332,300               468,400
                                                                        -----------           -----------
         TOTAL LIABILITIES                                                  605,400               695,800
                                                                        -----------           -----------
COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                           (1,800)                1,000
  Limited partners                                                        7,193,700             7,472,100
                                                                        -----------           -----------
         TOTAL PARTNERSHIP CAPITAL                                        7,191,900             7,473,100
                                                                        -----------           -----------
                                                                        $ 7,797,300           $ 8,168,900
                                                                        -----------           -----------
                                                                        -----------           -----------


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                       ----------------------------------

                                                              Unaudited
                                                  -------------------------------
                                                          Three months ended
                                                             March 31,
                                                  -------------------------------
                                                     1998                1999
                                                  ---------           ----------
REVENUES                                          $ 996,200           $ 969,000
                                                  ---------           ---------
OPERATING EXPENSES:
  Service costs                                     311,000             330,700
  General and administrative expenses               120,000             116,600
  General Partner management fees
    and reimbursed expenses                         138,500             130,100
  Depreciation and amortization                     165,100             155,800
                                                  ---------           ---------
                                                    734,600             733,200
                                                  ---------           ---------
OPERATING INCOME                                    261,600             235,800
                                                  ---------           ---------
OTHER INCOME (EXPENSE):
  Interest income                                    37,800              49,000
  Interest expense                                   (3,200)             (3,600)
                                                  ---------           ---------
                                                     34,600              45,400
                                                  ---------           ---------
NET INCOME                                        $ 296,200           $ 281,200
                                                  ---------           ---------
                                                  ---------           ---------
Net income allocated to General Partners          $   3,000           $   2,800
                                                  ---------           ---------
                                                  ---------           ---------
Net income allocated to Limited Partners          $ 293,200           $ 278,400
                                                  ---------           ---------
                                                  ---------           ---------
NET INCOME PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                            $    9.81           $    9.32
                                                  ---------           ---------
                                                  ---------           ---------
AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                    29,880              29,880
                                                  ---------           ---------
                                                  ---------           ---------


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS
                        --------------------------------
                        --------------------------------


                                                                               Unaudited
                                                                     -------------------------------
                                                                          Three months ended
                                                                               March 31,
                                                                     -------------------------------
                                                                        1998               1999
                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   296,200        $   281,200
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                      165,100            155,800
      Amortization of deferred loan costs                                      -
      Increase (decrease) from changes in:
        Accounts receivable, prepaid expenses and other assets            (5,400)          (109,100)
        Accounts payable and due to affiliates                          (189,400)            90,400
                                                                     -----------        -----------
          Net cash provided by operating activities                      266,500            418,300
                                                                     -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (54,400)           (17,600)
  Increase in intangible assets                                           (3,300)                 -
                                                                     -----------        -----------
          Net cash used in investing activities                          (57,700)           (17,600)
                                                                     -----------        -----------
INCREASE IN CASH                                                         208,800            400,700

CASH AT BEGINNING OF PERIOD                                            3,078,800          4,468,300
                                                                     -----------        -----------
CASH AT END OF PERIOD                                                $ 3,287,600        $ 4,869,000
                                                                     -----------        -----------
                                                                     -----------        -----------


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                     ---------------------------------------

1.      INTERIM FINANCIAL STATEMENTS

        The accompanying condensed interim financial statements for the three months ended March 31, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

2.      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

        The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $48,500 for the three months ended March 31, 1999.

        In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $81,600 for the three months ended March 31, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

        The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $13,600 for the three months ended March 31, 1999. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

        Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by affiliates of an entity that became a general partner of FCLP on September 30, 1998. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these services based on an estimate of what

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                     ---------------------------------------


2.     TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $225,700 for the three months ended March 31, 1999. Programming fees are included in service costs in the statements of operations.

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

                        ENSTAR INCOME PROGRAM II-2, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

        This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

        The Partnership's revenues decreased from $996,200 to $969,000, or by 2.7%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Of the $27,200 decrease, $26,000 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $1,200 was due to decreases in other revenue producing items. As of March 31, 1999, the Partnership had approximately 8,900 basic subscribers and 1,900 premium service units.

        Service costs increased from $311,000 to $330,700, or by 6.3%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to decreases in the capitalization of labor and overhead costs resulting from reductions in 1998 rebuild construction activity in the Jerseyville, Illinois franchise area. Higher programming fees also contributed to the increase. Programming fees increased primarily as a result of higher rates charged by program suppliers.

        General and administrative expenses decreased from $120,000 to $116,600, or by 2.8%, for the three months ended March 31, 1999 as compared to the corresponding period of 1998. The decrease was primarily the result of decreases in professional fees, including audit fees, marketing costs and bad debt expense. These decreases were largely offset by increases in insurance premiums.

                        ENSTAR INCOME PROGRAM II-2, L.P.

        Management fees and reimbursed expenses decreased from $138,500 to $130,100, or by 6.1%, for the three months ended March 31, 1999 as compared to the corresponding period of 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased primarily due to lower allocated personnel costs resulting from staff reductions.

        Depreciation and amortization expense decreased from $165,100 to $155,800, or by 5.6%, for the three months ended March 31, 1999 as compared to the corresponding period of 1998. The decrease was primarily due to certain plant assets becoming fully depreciated.

        Operating income decreased from $261,600 to $235,800, or by 9.9%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998, primarily due to decreases in revenues and increases in insurance costs as described above.

        Interest income, net of interest expense, increased from $34,600 to $45,400, or by 31.2%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to higher average cash balances available for investment during the period.

        Due to the factors described above, the Partnership's net income decreased from $296,200 to $281,200, or by 5.1%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

        Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 42.8% to 40.4% during the three months ended March 31, 1999, as compared to the corresponding period in 1998. The decrease was primarily caused by lower revenues and higher insurance costs as described above. EBITDA decreased from $426,700 to $391,600, or by 8.2%, as a result.

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

                        ENSTAR INCOME PROGRAM II-2, L.P.

Partner expects to complete its evaluation within the next several months and intends to advise unitholders promptly if it believes that commencing a liquidating transaction would be in the best interests of unitholders.

        At March 31, 1999, the Partnership had no debt outstanding. The Partnership relies upon the availability of cash generated from operations to fund its ongoing expenses and capital requirements. The Partnership is required to rebuild its Jerseyville, Illinois cable system at an estimated total cost of approximately $94,800 under a provision of its franchise agreement. The Partnership is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,968,900. Project costs related to the required rebuild in Jerseyville approximated $90,200 from inception through December 31, 1998 and rebuild costs in the surrounding communities amounted to $1,873,500 from inception through December 31, 1998. The Partnership is budgeted to spend approximately $100,000 in 1999 to complete the two projects. Other capital expenditures budgeted for 1999 include $486,800 for replacement and upgrade of other assets. Capital expenditures approximated $17,600 in the first three months of 1999. Additionally, the Partnership is required to upgrade its cable plant in Malden, Missouri at an estimated cost of approximately $1,800,000, the start of which is dependent upon obtaining a renewal of the franchise agreement for that community. The Partnership also has tentative plans for a project in 2001 to upgrade its Pana, Illinois cable system at an estimated cost of approximately $1.1 million.

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

        During the first quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to

                        ENSTAR INCOME PROGRAM II-2, L.P.

computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

        Based on a study conducted in 1997, FCLP concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed a number of the new systems in the first quarter of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. FCLP does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

        Additionally, FCLP has continued to inventory the Partnership's operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate non-compliant equipment prior to January 1, 2000. Upgrade or replacement, testing and implementation will be performed over the remaining months of 1999. The cost of such replacement or remediation, currently estimated at $82,900, is not expected to have a material effect on the Partnership's financial position or results of operations. The Partnership had not incurred any costs related to the Year 2000 project as of March 31, 1999. FCLP plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for the second half of 1999.

        FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Approximately 80% of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products. Additional compliance information has been obtained for specific products from vendor Web sites. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to FCLP's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

        FCLP is developing a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not compliant prior to January 1, 2000. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan has focused on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

                        ENSTAR INCOME PROGRAM II-2, L.P.

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

        THREE MONTHS ENDED MARCH 31, 1999 AND 1998

        Operating activities provided $151,800 more cash in the three months ended March 31, 1999 than in the corresponding period of 1998. The Partnership used $279,800 less cash for the payment of amounts owed to affiliates and third-party creditors in the 1999 period due to differences in the timing of payments. Changes in accounts receivable and prepaid expenses used $103,700 more cash in the first three months of 1999 due to differences in the timing of receivable collections and in the payment of prepaid expenses.

        Investing activities used $40,100 less cash in the three months ended March 31, 1999 than in the corresponding three months of 1998, due to a $36,800 decrease in expenditures for tangible assets, and a $3,300 decrease in spending for intangible assets.

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

                                       ENSTAR INCOME PROGRAM II-2, L.P.
                                       a GEORGIA LIMITED PARTNERSHIP
                                       -----------------------------------
                                                (Registrant)


                                       By: ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner



Date:  May 14, 1999                    By: /s/ Michael K. Menerey
                                          --------------------------------
                                          Michael K. Menerey,
                                          Executive Vice President,
                                          Chief Financial Officer and Secretary