Form 10-Q
period 1999-06-30
ENSTAR INCOME PROGRAM II-2 LP
filed 1999-08-13
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 1999
                                       ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to
                                        ----------------       ----------------

                             Commission File Number                  0-14505
                                                                  -------------

                        Enstar Income Program II-2, L.P.

-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Georgia                                        58-1628872
-----------------------------------------              ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)



    10900 Wilshire Boulevard - 15th Floor
           Los Angeles, California                               90024
--------------------------------------------             ----------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including                (310) 824-9990
area code:
                                              ---------------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

                        ================================



                                                                                            December 31,           June 30,
                                                                                               1998*                 1999
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash                                                                                $         4,468,300  $         5,230,300

   Accounts receivable, less allowance of $3,400 and
     $3,000 for possible losses                                                                     87,900               52,900

   Prepaid expenses and other assets                                                               306,100              432,400

   Property, plant and equipment, less accumulated
     depreciation and amortization of $7,490,400 and $7,708,700                                  2,758,600            2,598,600

   Franchise cost, net of accumulated
     amortization of $1,225,900 and $1,277,500                                                     169,000              119,300

   Deferred charges, net                                                                             7,400                3,200
                                                                                          -----------------    -----------------

                                                                                       $         7,797,300  $         8,436,700
                                                                                          =================    =================

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                    $           273,100  $           251,200
   Due to affiliates                                                                               332,300              390,700
                                                                                          -----------------    -----------------

          TOTAL LIABILITIES                                                                        605,400              641,900
                                                                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                                 (1,800)               4,200
   Limited partners                                                                              7,193,700            7,790,600
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              7,191,900            7,794,800
                                                                                          -----------------    -----------------

                                                                                       $         7,797,300  $         8,436,700
                                                                                          =================    =================



               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                               $        1,008,500  $          990,300
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  315,100             290,600
   General and administrative expenses                                                            109,900             133,700
   General Partner management fees
     and reimbursed expenses                                                                      141,600             133,800
   Depreciation and amortization                                                                  183,900             156,800
                                                                                          ----------------    -----------------

                                                                                                  750,500             714,900
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  258,000             275,400
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                 42,800              51,000
   Interest expense                                                                                (3,200)             (4,700)
   Gain on sale of cable assets                                                                     6,400               -
                                                                                          ----------------    -----------------

                                                                                                   46,000              46,300
                                                                                          ----------------    -----------------

NET INCOME                                                                             $          304,000  $          321,700
                                                                                          ================    =================

Net income allocated to General Partners                                               $            3,000  $            3,000
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $          301,000  $          318,700
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                $            10.07  $            10.67
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 29,880              29,880
                                                                                          ================    =================



             See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                       ==================================


                                                                  Unaudited
                                                     -------------------------------------
                                                               Six months ended
                                                                   June 30,
                                                     -------------------------------------
                                                          1998                 1999
                                                     ----------------    -----------------
REVENUES                                          $        2,004,700  $        1,959,300
                                                     ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                             626,100             621,300
   General and administrative expenses                       229,900             250,300
   General Partner management fees
     and reimbursed expenses                                 280,100             263,900
   Depreciation and amortization                             349,000             312,600
                                                     ----------------    -----------------

                                                           1,485,100           1,448,100
                                                     ----------------    -----------------

OPERATING INCOME                                             519,600             511,200
                                                     ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                            80,600             100,000
   Interest expense                                           (6,400)             (8,300)
   Gain on sale of cable assets                                6,400               -
                                                     ----------------    -----------------

                                                              80,600              91,700
                                                     ----------------    -----------------

NET INCOME                                        $          600,200  $          602,900
                                                     ================    =================

Net income allocated to General Partners          $            6,000  $            6,000
                                                     ================    =================

Net income allocated to Limited Partners          $          594,200  $          596,900
                                                     ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                           $            19.89  $            19.98
                                                     ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                            29,880              29,880
                                                     ================    =================


              See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                        ================================


                                                                                           Unaudited
                                                                              -------------------------------------
                                                                                        Six months ended
                                                                                            June 30,
                                                                              -------------------------------------
                                                                                   1998                 1999
                                                                              ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $          600,200  $          602,900
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                  349,000             312,600
       Amortization of deferred loan costs                                              -
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                      (157,300)            (91,300)
         Accounts payable and due to affiliates                                      (177,200)             36,500
                                                                              ----------------    -----------------

             Net cash provided by operating activities                                614,700             860,700
                                                                              ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (96,100)            (96,800)
   Increase in intangible assets                                                       (4,900)             (1,900)
                                                                              ----------------    -----------------

             Net cash used in investing activities                                   (101,000)            (98,700)
                                                                              ----------------    -----------------

INCREASE IN CASH                                                                      513,700             762,000

CASH AT BEGINNING OF PERIOD                                                         3,078,800           4,468,300
                                                                              ----------------    -----------------

CASH AT END OF PERIOD                                                      $        3,592,500  $        5,230,300
                                                                              ================    =================


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================



1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $49,500 and $98,000 for the three and six months ended June 30, 1999.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $84,300 and $165,900 for the three and six months ended June 30, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $16,100 and $29,700 for the three and six months ended June 30, 1999. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $233,700 and $459,400 for the three and six months ended June 30, 1999. Programming fees are included in service costs in the statements of operations.

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

RESULTS OF OPERATIONS

         The Partnership's revenues decreased from $1,008,500 to $990,300, or by 1.8%, and from $2,004,700 to $1,959,300, or by 2.3%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Of the $18,200 decrease in revenues for the three months ended June 30, 1999, $39,700 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by an $11,300 increase due to increases in regulated service rates that were implemented by the Partnership in June 1999 and a $10,200 increase in other revenue producing items. Of the $45,400 decrease in revenues for the six months ended June 30, 1999, $61,200 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by an $8,300 increase in other revenue producing items and a $7,500 increase due to the effect of increases in regulated service rates implemented in June 1999, partially offset by decreases in certain regulated rates during March 1998. As of June 30, 1999, the Partnership had approximately 8,800 basic subscribers and 1,800 premium service units.

         Service costs decreased from $315,100 to $290,600, or by 7.8%, and from $626,100 to $621,300, or by less than 1.0%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The decreases were primarily due to increased capitalization of labor and overhead costs resulting from a greater number of capital projects in 1999. The decrease was also

                       ENSTAR INCOME PROGRAM II-2, L.P.

attributable to lower copyright fees, which decreased due to a non-recurring adjustment in the quarter ended June 30, 1999.

         General and administrative expenses increased from $109,900 to $133,700, or by 21.7%, and from $229,900 to $250,300, or by 8.9%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to higher insurance premiums and personnel costs.

         Management fees and reimbursed expenses decreased from $141,600 to $133,800, or by 5.5%, and from $280,100 to $263,900, or by 5.8%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased primarily due to lower personnel costs allocated by the Corporate General Partner resulting from staff reductions.

         Depreciation and amortization expense decreased from $183,900 to $156,800, or by 14.7%, and from $349,000 to $312,600, or by 10.4%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decrease was primarily due to the impact of certain plant assets becoming fully depreciated.

         Operating income increased from $258,000 to $275,400, or by 6.7%, and decreased from $519,600 to $511,200, or by 1.6%, for the three and six months ended June 30, 1999 as compared to the equivalent periods in 1998. The increase for the three months ended June 30, 1999 was primarily due to decreases in depreciation and amortization expense as described above. The decrease for the six months ended June 30, 1999 was primarily due to increases in insurance premiums as described above.

         Interest income, net of interest expense, increased from $39,600 to $46,300, or by 16.9% and from $74,200 to $91,700, or by 23.6%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to higher average cash balances available for investment.

         Due to the factors described above, the Partnership's net income increased from $304,000 to $321,700, or by 5.8%, and from $600,200 to $602,900, or by less than 1.0%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 43.8% to 43.6% and 43.3% to 42.0% during the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decrease was primarily due to higher insurance premiums as described above. EBITDA decreased from $441,900 to $432,200, or by 2.2%, and from

                       ENSTAR INCOME PROGRAM II-2, L.P.

$868,600 to $823,800, or by 5.2%, during the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

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

         Based on its belief that the market for cable systems has generally improved, the Corporate General Partner has been evaluating strategies for liquidating the Partnership. These strategies included the potential sale of substantially all of the Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. The Corporate General Partner expected to complete its evaluation within the next several months and intended to advise unitholders promptly if it believed that commencing a liquidating transaction would be in the best interests of unitholders. On May 26, 1999, however, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and to acquire Enstar Communications Corporation, the Partnership's Corporate General Partner. The Corporate General Partner and Charter have decided to implement a strategy for liquidating the Partnership that involves selling its systems to third parties. Accordingly, the Corporate General Partner will commence discussions with cable brokers regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation is unlikely to close before the sale of the Corporate General Partner to Charter.

         Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         At June 30, 1999, the Partnership had no debt outstanding. The Partnership relies upon the availability of cash generated from operations to fund its ongoing expenses and capital requirements. The Partnership is required to rebuild its Jerseyville, Illinois cable system at an estimated total cost of approximately $94,800 under a provision of its franchise agreement. The Partnership is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,968,900. Project costs related to the required rebuild in Jerseyville approximated $90,200 from inception through June 30, 1999 and rebuild costs in the surrounding communities amounted to $1,876,900 from inception through June 30, 1999. Construction is substantially complete; however, the Partnership is budgeted to spend approximately $100,000 for equipment to launch new channels in the Jerseyville system in the fourth quarter of 1999. The Partnership had incurred $3,400 as of June 30, 1999. Other capital expenditures budgeted for 1999 include $486,800 for replacement and upgrade of other assets. Such expenditures approximated $93,400 in the first six months of 1999. Additionally, the Partnership is required to upgrade its cable plant in Malden, Missouri at an estimated cost of approximately $1,800,000, the start of which is dependent upon obtaining a renewal of the franchise agreement for that community. The Partnership also has tentative

                       ENSTAR INCOME PROGRAM II-2, L.P.

plans for a project in 2001 to upgrade its Pana, Illinois cable system at an estimated cost of approximately $1.1 million.

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

YEAR 2000

         During the second quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Partnership's Year 2000 business risks associated with operations directly under the control of the Partnership and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Partnership's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Partnership's financial results.

         FCLP concluded that certain of the Partnership's internal information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The cost of the implementation, including replacement software and hardware, has been borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. The Partnership does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify or address Year 2000 issues.

                       ENSTAR INCOME PROGRAM II-2, L.P.

         Additionally, FCLP has continued to inventory the Partnership's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, approximately 1.5% are in the assessment stage. Approximately 14.4% of non-compliant items are in the remediation planning phase and 85.6% are in the implementation stage. FCLP plans to conduct limited testing of systems, software and equipment in the third quarter of 1999 and place significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Partnership is currently estimated to be $40,600, of which $39,600 had been incurred as of June 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Partnership's internal equipment containing embedded computer chips.

         FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Partnership will be unable to provide that programming to its cable customers, which would result in a loss of revenues, although the Partnership would attempt to provide its customers with alternative program services. Virtually all of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. The Partnership is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant and are developing satisfactory contingency plans, or that alternative means of meeting the Partnership's business requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Partnership of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Partnership is uncertain about the anticipated Year 2000 readiness of a significant third party, FCLP is investigating available alternatives, if any.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, FCLP has not yet completed all phases of the Partnership's remediation program and is dependent on third parties whose progress is not within its control. In the event that FCLP does not complete the Partnership's currently planned additional remediation prior to the year 2000, management believes that the Partnership could experience significant difficulty in producing and delivering its products and services and conducting its business in the year 2000. In addition, disruptions experienced by third parties with which the Partnership does business as well as by the economy generally could also materially adversely affect

                       ENSTAR INCOME PROGRAM II-2, L.P.

the Partnership. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Partnership's Year 2000 exposures and is beginning to develop specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Partnership's results of operations and financial condition. FCLP is also examining the Partnership's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Partnership's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Operating activities provided $246,000 more cash in the six months ended June 30, 1999 than in the corresponding period of 1998. The Partnership used $213,700 less cash for the payment of amounts owed to affiliates and third-party creditors in the 1999 period due to differences in the timing of payments. Changes in accounts receivable and prepaid expenses used $66,000 less cash in the first six months of 1999 due to differences in the timing of receivable collections and in the payment of prepaid expenses.

         Investing activities used $2,300 less cash in the six months ended June 30, 1999 than in the corresponding six months of 1998, due to a $3,000 decrease in spending for intangible assets and a $700 increase in expenditures for tangible assets.

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

                  (a)      Exhibit 27.1  Financial Data Schedule

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



                                By:    ENSTAR COMMUNICATIONS CORPORATION
                                       General Partner






Date:  August 13, 1999          By:       /s/ MICHAEL K. MENEREY
                                       -------------------------
                                       Michael K. Menerey,
                                       Executive Vice President,
                                       Chief Financial Officer and
                                       Secretary