Form 10-Q
period 1999-09-30
ENSTAR INCOME PROGRAM II-2 LP
filed 1999-11-12
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1999
                              ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------       --------------------

                         Commission File Number    0-14505
                                                -------------

                        Enstar Income Program II-2, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Georgia                                          58-1628872
----------------------------------------        -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                      Identification Number)

10900 Wilshire Boulevard - 15th Floor
    Los Angeles, California                                 90024
-------------------------------------           -------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,
including area code:            (310) 824-9990
                 -------------------------------------------


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

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

                    ========================================



                                                                                             December 31,        September 30,
                                                                                                1998*                 1999
                                                                                             ------------        -------------
                                                                                                                  (Unaudited)
ASSETS:
   Cash                                                                                      $  4,468,300        $   5,225,300

   Accounts receivable, less allowance of $3,400 and
     $5,700 for possible losses                                                                    87,900               69,300

   Prepaid expenses and other assets                                                              306,100              403,800

   Property, plant and equipment, less accumulated
     depreciation and amortization of $7,490,400 and $7,832,600                                 2,758,600            2,610,600

   Franchise cost, net of accumulated
     amortization of $1,225,900 and $1,303,400                                                    169,000               96,100

   Deferred charges, net                                                                            7,400                1,800
                                                                                             ------------        -------------

                                                                                             $  7,797,300        $   8,406,900
                                                                                             ============        =============

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                          $    273,100       $      280,900
   Due to affiliates                                                                              332,300               61,400
                                                                                             ------------        -------------

          TOTAL LIABILITIES                                                                       605,400              342,300
                                                                                             ------------        -------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                                (1,800)               6,900
   Limited partners                                                                             7,193,700            8,057,700
                                                                                             ------------        -------------

          TOTAL PARTNERSHIP CAPITAL                                                             7,191,900            8,064,600
                                                                                             ------------        -------------

                                                                                             $  7,797,300        $   8,406,900
                                                                                             ============        =============


                *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                                1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                                  $        981,600    $         980,900
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                   306,500              352,100
   General and administrative expenses                                                              90,400              116,600
   General Partner management fees
     and reimbursed expenses                                                                       143,500              137,700
   Depreciation and amortization                                                                   161,200              162,600
                                                                                          ----------------    -----------------
                                                                                                   701,600              769,000
                                                                                          ----------------    -----------------
OPERATING INCOME                                                                                   280,000              211,900
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  47,300               60,700
   Interest expense                                                                                 (4,500)              (2,800)
                                                                                          ----------------    -----------------

                                                                                                    42,800               57,900
                                                                                          ----------------    -----------------
NET INCOME                                                                                $        322,800    $         269,800
                                                                                          ================    =================
Net income allocated to General Partners                                                  $          3,200    $           2,700
                                                                                          ================    =================
Net income allocated to Limited Partners                                                  $        319,600    $         267,100
                                                                                          ================    =================
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                   $          10.70    $            8.94
                                                                                          ================    =================
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                  29,880               29,880
                                                                                          ================    =================


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     ======================================



                                                                                                        Unaudited
                                                                                          -------------------------------------
                                                                                                    Nine months ended
                                                                                                      September 30,
                                                                                          -------------------------------------
                                                                                                1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                                  $      2,986,300    $       2,940,200
                                                                                          ----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                                   932,600              973,400
   General and administrative expenses                                                             320,300              366,900
   General Partner management fees
     and reimbursed expenses                                                                       423,600              401,600
   Depreciation and amortization                                                                   510,200              475,200
                                                                                          ----------------    -----------------
                                                                                                 2,186,700            2,217,100
                                                                                          ----------------    -----------------
OPERATING INCOME                                                                                   799,600              723,100
                                                                                          ----------------    -----------------
OTHER INCOME (EXPENSE):
   Interest income                                                                                 127,900              160,700
   Interest expense                                                                                (10,900)             (11,100)
   Gain on sale of cable assets                                                                      6,400                -
                                                                                          ----------------    -----------------
                                                                                                   123,400              149,600
                                                                                          ----------------    -----------------
NET INCOME                                                                                $        923,000    $         872,700
                                                                                          ================    =================
Net income allocated to General Partners                                                  $          9,200    $           8,700
                                                                                          ================    =================
Net income allocated to Limited Partners                                                  $        913,800    $         864,000
                                                                                          ================    =================
NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                   $          30.58    $           28.92
                                                                                          ================    =================
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 29,880                29,880
                                                                                          ================    =================


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                    =========================================


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                             $        923,000    $         872,700
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                               510,200              475,200
       Decrease from changes in:
         Accounts receivable, prepaid expenses and other assets                                   (144,400)             (79,100)
         Accounts payable and due to affiliates                                                   (260,600)            (263,100)
                                                                                          ----------------    -----------------
             Net cash provided by operating activities                                           1,028,200            1,005,700
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                           (212,200)            (244,000)
   Increase in intangible assets                                                                    (6,900)              (4,700)
                                                                                          ----------------    -----------------
             Net cash used in investing activities                                                (219,100)            (248,700)
                                                                                          ----------------    -----------------
INCREASE IN CASH                                                                                   809,100              757,000
CASH AT BEGINNING OF PERIOD                                                                      3,078,800            4,468,300
                                                                                          ----------------    -----------------
CASH AT END OF PERIOD                                                                     $      3,887,900    $       5,225,300
                                                                                          ================    =================


            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $49,000 and $147,000 for the three and nine months ended September 30, 1999.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $88,700 and $254,600 for the three and nine months ended September 30, 1999. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by one of the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $16,400 and $46,100 for the three and nine months ended September 30, 1999. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

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

                     =======================================

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $248,400 and $707,800 for the three and nine months ended September 30, 1999. Programming fees are included in service costs in the statements of operations.

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

         This Report includes certain forward-looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues decreased from $981,600 to $980,900, or by less than 1.0%, and from $2,986,300 to $2,940,200, or by 1.5%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Of the $700 decrease in revenues for the three months ended September 30, 1999, $27,600 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $7,100 was due to decreases in other revenue producing items. The decrease was largely offset by a $34,000 increase due to increases in regulated service rates that were implemented by the Partnership in June 1999. Of the $46,100 decrease in revenues for the nine months ended September 30, 1999, $72,800 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services. The decrease was partially offset by a $25,500 increase due to increases in regulated service rates as described above, partially offset by decreases in certain regulated rates during March 1998. Other revenue producing items increased by $1,200. As of September 30, 1999, the Partnership had approximately 8,800 basic subscribers and 1,700 premium service units.

         Service costs increased from $306,500 to $352,100, or by 14.9%, and from $932,600 to $973,400, or by less than 4.4%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increases were primarily due to higher programming fees and

                        ENSTAR INCOME PROGRAM II-2, L.P.

personnel costs. Programming fees increased as a result of higher rates charged by program suppliers. Personnel costs increased due to staff additions and wage increases.

         General and administrative expenses increased from $90,400 to $116,600, or by 29.0%, and from $320,300 to $366,900, or by 14.5%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to higher insurance premiums. The three months' increase was also due to higher professional fees, including audit fees, and marketing expenses.

         Management fees and reimbursed expenses decreased from $143,500 to $137,700, or by 4.0%, and from $423,600 to $401,600, or by 5.2%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased primarily due to lower personnel costs allocated by the Corporate General Partner resulting from staff reductions.

         Depreciation and amortization expense increased from $161,200 to $162,600, or by less than 1.0%, and decreased from $510,200 to $475,200, or by 6.9%, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The quarterly increase was due to an increase in depreciation related to the impact of plant asset additions. The nine months' decrease was primarily due to the impact of certain plant assets becoming fully depreciated.

         Operating income decreased from $280,000 to $211,900, or by 24.3%, and from $799,600 to $723,100, or by 9.6%, for the three and nine months ended September 30, 1999 as compared to the equivalent periods in 1998. The decreases were primarily due to increases in programming fees and insurance premiums as described above. The nine months' decrease was also due to decreases in revenues.

         Interest income, net of interest expense, increased from $42,800 to $57,900, or by 35.3% and from $117,000 to $149,600, or by 27.9%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to higher average cash balances available for investment.

         Due to the factors described above, the Partnership's net income decreased from $322,800 to $269,800, or by 16.4%, and from $923,000 to
$872,700, or by 5.4%, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 44.9% to 38.2% and 43.9% to 40.8% during the three and nine months ended September 30, 1999

                        ENSTAR INCOME PROGRAM II-2, L.P.

as compared to the corresponding periods in 1998. The decrease was primarily due to higher programming fees and insurance premiums as described above. EBITDA decreased from $441,200 to $374,500, or by 15.1%, and from $1,309,800 to $1,198,300, or by 8.5%, during the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

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

         Based on its belief that the market for cable systems has generally improved, the Corporate General Partner had been evaluating strategies for liquidating the Partnership. These strategies included the potential sale of substantially all of the Partnership's assets to third parties and/or affiliates of the Corporate General Partner, and the subsequent liquidation of the Partnership. On May 26, 1999, Charter Communications ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and to acquire Enstar Communications Corporation, the Partnership's Corporate General Partner. The Corporate General Partner and Charter have decided to implement a strategy for liquidating the Partnership that involves selling its systems to third parties. Accordingly, the Corporate General Partner has entered into an agreement with a cable broker regarding the sale of the systems, although no assurance can be given regarding the likelihood, if any, of receiving appropriate offers to purchase the systems. Any such sale and corresponding liquidation will not close before the sale of the Corporate General Partner to Charter.

         Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         At September 30, 1999, the Partnership had no debt outstanding. The Partnership relies upon the availability of cash generated from operations to fund its ongoing expenses and capital requirements. The Partnership is required to rebuild its Jerseyville, Illinois cable system at an estimated total cost of approximately $94,800 under a provision of its franchise agreement. The Partnership is also rebuilding portions of its cable systems in surrounding communities at an estimated additional cost of approximately $1,968,900. Project costs related to the required rebuild in Jerseyville approximated $90,200 from inception through September 30, 1999 and rebuild costs in the surrounding communities amounted to $1,880,300 from inception through September 30, 1999. Construction is substantially complete; however, the Partnership is budgeted to spend approximately $100,000 for equipment to launch new channels in the Jerseyville system in the fourth quarter of 1999. Other capital expenditures budgeted for 1999 include $486,800 for replacement and upgrade of other assets. Such expenditures approximated $240,600 in the first nine months of 1999. Additionally, the Partnership is required to upgrade its cable plant in Malden, Missouri at an estimated cost of approximately $1,800,000, the start of which is dependent upon obtaining a renewal of the franchise agreement for that community. The Partnership also has tentative plans for a project in 2001 to upgrade its Pana, Illinois cable system at an estimated cost of approximately $1.1 million.

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

YEAR 2000

         During the third quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Partnership's Year 2000 business risks associated with operations directly under the control of the Partnership and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Partnership's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Partnership's financial results.

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

         Additionally, FCLP has continued to inventory the Partnership's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially

                        ENSTAR INCOME PROGRAM II-2, L.P.

completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, all were evaluated during the assessment stage, approximately 8.5% are in the remediation planning phase and 91.5% are in the implementation stage. FCLP conducted limited testing of systems, software and equipment in the third quarter of 1999 and placed significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Partnership is currently estimated to be $10,000, all of which had been incurred as of September 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Partnership's internal equipment containing embedded computer chips.

         FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Partnership will be unable to provide that programming to its cable customers, which would result in a loss of revenues, although the Partnership would attempt to provide its customers with alternative program services. Virtually all of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. The Partnership has taken steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant and have developed satisfactory contingency plans, or that alternative means of meeting the Partnership's business requirements are available. However, the Partnership can predict neither the likelihood of successful compliance nor the direct or indirect costs to the Partnership of non-compliance by those third parties or of securing such services from alternate compliant third parties.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, while FCLP has substantially completed all phases of the Partnership's remediation program, it is dependent on third parties whose progress is not within its control. Disruptions experienced by third parties with which the Partnership does business as well as by the economy generally could also materially adversely affect the Partnership. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Partnership's Year 2000 exposures and has developed specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses

                        ENSTAR INCOME PROGRAM II-2, L.P.

a material risk to the Partnership's results of operations and financial condition. FCLP has also examined the Partnership's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Partnership's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Operating activities provided $22,500 less cash in the nine months ended September 30, 1999 than in the corresponding period of 1998. Changes in accounts receivable and prepaid expenses used $65,300 less cash in the first nine months of 1999 due to differences in the timing of receivable collections and in the payment of prepaid expenses. The Partnership used $2,500 less cash for the payment of amounts owed to affiliates and third-party creditors in the 1999 period due to differences in the timing of payments.

         Investing activities used $29,600 more cash in the nine months ended September 30, 1999 than in the corresponding nine months of 1998, due to a $31,800 increase in expenditures for tangible assets partially offset by a $2,200 decrease in spending for intangible assets.

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




                        ENSTAR INCOME PROGRAM II-2, L.P.

                         A GEORGIA LIMITED PARTNERSHIP
                        --------------------------------
                                 (Registrant)




                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner






Date:  November 11, 1999               By:    /s/ MICHAEL K. MENEREY
                                              -------------------------
                                              Michael K. Menerey,
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary