Form 10-Q
period 2000-06-30
ENSTAR INCOME PROGRAM II-2 LP
filed 2000-08-14
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2000
                                 -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                 ----------------       ----------------

                         Commission File Number 0-14505
                                                ---------

                        Enstar Income Program II-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                              58-1628872
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

   12444 Powerscourt Dr., Suite 100
        St. Louis, Missouri                                         63131
----------------------------------------                       -----------------
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


                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

                  ============================================

                                                                               December 31,       June 30,
                                                                                  1999*             2000
                                                                             ---------------    ------------
                                                                                                (Unaudited
ASSETS:
  Cash                                                                        $  5,752,700     $  7,108,100

  Accounts receivable, net of allowance for doubtful accounts of $2,200
    and $6,400, respectively                                                        74,600          115,800

  Prepaid expenses and other assets                                                107,200           95,400

  Property, plant and equipment, net of accumulated
    depreciation of $7,943,000 and $8,152,500, respectively                      2,883,000        2,749,400

  Franchise cost, net of accumulated
    amortization of $1,329,300 and $1,371,800, respectively                         72,500           30,000

  Deferred charges, net                                                                700              400
                                                                              -------------    -------------

                                                                              $  8,890,700     $ 10,099,100
                                                                              =============    =============

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
  Accounts payable                                                            $    239,600     $    194,900
  Due to affiliates                                                                257,200          711,800
                                                                              -------------    -------------

                                                                                   496,800          906,700
                                                                              -------------    -------------

PARTNERSHIP CAPITAL:
  General Partner                                                                   10,200           18,200
  Limited Partners                                                               8,383,700        9,174,200
                                                                              -------------    -------------

         TOTAL PARTNERSHIP CAPITAL                                               8,393,900        9,192,400
                                                                              -------------    -------------

                                                                              $  8,890,700     $ 10,099,100
                                                                              =============    =============

        The accompanying notes are an integral part of these condensed financial statements.

-------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    =========================================

                                                                     Unaudited
                                                         ---------------------------------
                                                                Three months ended
                                                                     June 30,
                                                         ---------------------------------
                                                              1999               2000
                                                         --------------    ---------------
REVENUES                                                 $     990,300     $     973,400
                                                         --------------    ---------------

OPERATING EXPENSES:
   Service costs                                               290,600           286,200
   General and administrative expenses                         133,700            94,000
   General partner management fees
     and reimbursed expenses                                   133,800           144,500
   Depreciation and amortization                               156,800           130,900
                                                         --------------    ---------------

                                                               714,900           655,600
                                                         --------------    ---------------

OPERATING INCOME                                               275,400           317,800
                                                         --------------    ---------------

OTHER INCOME (EXPENSE):
   Interest income                                              51,000            93,800
   Interest expense                                             (4,700)           (3,000)
                                                         --------------    ---------------

                                                                46,300            90,800
                                                         --------------    ---------------

NET INCOME                                               $     321,700     $     408,600
                                                         ==============    ===============

Net income allocated to General Partner                  $       3,000     $       4,100
                                                         ==============    ===============

Net income allocated to Limited Partners                 $     318,700     $     404,500
                                                         ==============    ===============

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                  $       10.67     $       13.54
                                                         ==============    ===============

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                              29,880            29,880
                                                         ==============    ===============

        The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                  ============================================


                                                                  Unaudited
                                                     -------------------------------------
                                                               Six months ended
                                                                   June 30,
                                                     -------------------------------------
                                                          1999                 2000
                                                     ----------------    -----------------
REVENUES                                             $     1,959,300     $     1,957,700
                                                     ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                             621,300             586,200
   General and administrative expenses                       250,300             165,700
   General partner management fees
     and reimbursed expenses                                 263,900             308,500
   Depreciation and amortization                             312,600             260,000
                                                     ----------------    -----------------

                                                           1,448,100           1,320,400
                                                     ----------------    -----------------

OPERATING INCOME                                             511,200             637,300
                                                     ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                           100,000             168,400
   Interest expense                                           (8,300)             (7,200)
                                                     ----------------    -----------------

                                                              91,700             161,200
                                                     ----------------    -----------------

NET INCOME                                           $       602,900     $       798,500
                                                     ================    =================

Net income allocated to General Partner              $         6,000     $         8,000
                                                     ================    =================

Net income allocated to Limited Partners             $       596,900     $       790,500
                                                     ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                              $         19.98     $         26.46
                                                     ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                            29,880              29,880
                                                     ================    =================

        The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  ============================================


                                                                                 Unaudited
                                                                      ----------------------------
                                                                            Six months ended
                                                                                June, 30
                                                                      ----------------------------
                                                                          1999            2000
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $    602,900    $    798,500
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                       312,600         260,000
       Changes in:
         Accounts receivable, prepaid expenses and other assets            (91,300)        (29,400)
         Accounts payable and due to affiliates                             36,500         409,900
                                                                      ------------    ------------

             Net cash from operating activities                            860,700       1,439,000
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                    (96,800)        (83,600)
   Increase in intangible assets                                            (1,900)              -
                                                                      ------------    ------------

             Net cash from investing activities                            (98,700)        (83,600)


INCREASE IN CASH                                                           762,000       1,355,400

CASH AT BEGINNING OF PERIOD                                              4,468,300       5,752,700
                                                                      ------------    ------------

CASH AT END OF PERIOD                                                 $  5,230,300    $  7,108,100
                                                                      ============    ============

        The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  ============================================


1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for Enstar Income Program II-2, L.P. (the "Partnership") as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. Management fee expense approximated $48,700 and $97,900 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, management fee expense approximated $49,500 and $98,000, respectively. Management fees are non-interest bearing.

                  In addition to the monthly management fee, the Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership that were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $95,800 and $210,600 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, the total amount charged to the Partnership for these services was $84,300 and $165,900, respectively.

                  Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Partnership for these costs based on an estimate of what ECC could negotiate for such programming services for the 15 partnerships managed as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $175,100 and $374,900 for the three and six months ended June 30, 2000, respectively. For the three and six months ended June 30, 1999, programming fee expense was $233,700 and $459,400, respectively.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                  ============================================


                  The Partnership provides cable television signals to certain cable systems in neighboring communities that are owned by other partnerships managed by ECC. Such services are provided without fee.

3.     NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

                  Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income has been allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.

4.     SUBSEQUENT EVENT

                  On August 8, 2000, the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Hillsboro, Illinois and Malden, Missouri, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $15,530,400 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                        ENSTAR INCOME PROGRAM II-2, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

                  Our revenues decreased from $990,300 to $973,400, or by 1.7%, and from $1,959,300 to $1,957,700, or less than 1%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Of the $16,900 decrease for the three months ended June 30, 2000, approximately $33,500 was due to a decrease in the number of subscribers and $27,700 was due to decreases in other revenue producing items. The decrease was partially offset by a $44,300 increase in regulated service rates. Of the $1,600 decrease in revenues for the six months ended June 30, 2000, $55,400 was due to a decrease in the number of subscribers and $28,900 was due to decreases in other revenue producing items. The decreases were partially offset by a $82,700 increase in regulated service rates. As of June 30, 2000, we had approximately 8,500 basic subscribers and 1,400 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses decreased from $558,100 to $524,700, or by 6.0%, and from $1,135,500 to $1,060,400, or by 6.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  Our service costs decreased from $290,600 to $286,200, or by 1.5%, and from $621,300 to $586,200, or by 5.6%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Partnership prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                  Our general and administrative expenses decreased from $133,700 to $94,000, or by 29.7%, and from $250,300 to $165,700, or by 33.8%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to decreases in marketing expenses and certain costs incurred by us prior to the Charter acquisition on November 12, 1999 that are now incurred by Charter and reimbursed by us, as discussed above.

                  General partner management fees and reimbursed expenses increased from $133,800 to $144,500, or by 8.0%, and from $263,900 to $308,500, or by 16.9%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. As discussed above, Charter now performs certain management and operational functions formerly performed by us. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

                  Depreciation and amortization expense decreased from $156,800 to $130,900, or by 16.5%, and from $312,600 to $260,000, or by 16.8%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The decrease is due to some fixed assets being fully depreciated.

                  Operating income increased from $275,400 to $317,800, or by 15.4%, and from $511,200 to $637,300, or by 24.7%, for the three and six months ended June 30, 2000, as compared to the equivalent periods in 1999, primarily due to decreased programming fees and depreciation and amortization as described above.

                  Interest income, net of interest expense, increased from $46,300 to $90,800, or by 96.1%, and from $91,700 to $161,200, or by 75.8%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to higher average cash balances available for investment and due to higher average interest rates earned during 2000.

                  Due to the factors described above, our net income increased from $321,700 to $408,600, or by 27.0%, and from $602,900 to $798,500, or by
32.4%, for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

                  Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 43.6% to 46.1% and 42.0% to 45.8% during the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to lower programming fees, marketing expenses and insurance premiums as described above. EBITDA increased from $432,200 to $448,700, or by 3.8%, and from $823,800 to $897,300, or by 8.9%,

                        ENSTAR INCOME PROGRAM II-2, L.P.


during the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

                  Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

                  In accordance with the partnership agreement, Enstar Communications Corporation, our corporate general partner, has implemented a plan for liquidating the Partnership. On August 8, 2000, the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Hillsboro, Illinois and Malden, Missouri, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $94,929,400 in cash (subject to normal closing adjustments). Of that amount, $15,530,400 (subject to closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all of the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the Limited Partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the Limited Partners of the Partnership and the other selling affiliates voting to approve the sale.

                  Enstar Communications Corporation is currently preparing a proxy for submission to the Partnership's Limited Partners for the purpose of approving or disapproving the sale. If all of the Partnership's assets are sold, Enstar Communications Corporation will proceed to liquidate the Partnership following the settlement of their final liabilities.

                  At June 30, 2000, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements.

                  Approximately 73% of our subscribers are served by our system in Hillsboro, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to

                        ENSTAR INCOME PROGRAM II-2, L.P.


purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other type a of insurable risks.

                  Our operating activities provided $578,300 more cash in the six months ended June 30, 2000 than in the corresponding period of 1999. Changes in receivables, prepaid expenses and other assets used $61,900 less cash during the six months ended June 30, 2000 due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $373,400 more cash to pay liabilities owed to affiliates and third party creditors during the six months ended June 30, 2000 due to differences in the timing of payments.

                  We used $15,100 less cash in investing activities during the six months ended June 30, 2000 than in the corresponding six months of 1999 due to an decrease in expenditures for tangible assets.

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

                        ENSTAR INCOME PROGRAM II-2, L.P.




PART II.                   OTHER INFORMATION


ITEMS 1-5.    Not applicable.

ITEM 6.             Exhibits and Reports on Form 8-K

              (a)   Exhibits


                    10.1 Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers. (1)

                    27.1  Financial Data Schedule.*
              (b)   Reports on Form 8-K


                    - On July 18, 2000, an 8-K dated July 14, 2000, was filed to announce a change in the Partnership's principal independent accountants


-------

* Filed herewith.

(1) Incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., filed with the Commission on or about August 14, 2000.

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



                           By:  ENSTAR COMMUNICATIONS CORPORATION
                                General Partner





Date: August 14, 2000    By: /s/  Kent D. Kalkwarf
                            -------------------------------
                            Kent D. Kalkwarf
                            Executive Vice President and Chief Financial Officer
                              (Principal Financial Officer and Principal
                               Accounting Officer)

                                  EXHIBIT INDEX





Exhibit
Number                              Description


10.1 Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers((incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., filed with the Commission on or about August 14, 2000).

27.1     Financial Data Schedule.