Form 10-Q
period 2000-09-30
ENSTAR INCOME PROGRAM II-2 LP
filed 2000-11-13
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2000
                               -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  --------------------

                         Commission File Number   0-14505
                                               -------------

                        Enstar Income Program II-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Georgia                                           58-1628872
----------------------------------------          ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)

     12444 Powerscourt Dr., Suite 100
            St. Louis, Missouri                               63131
----------------------------------------          ------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (314) 965-0555
                                                   -----------------------------


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


                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

                ================================================


                                                                                        December 31,      September 30,
                                                                                            1999*             2000
                                                                                       --------------    --------------
                                                                                                          (Unaudited)
ASSETS:

   Cash                                                                                 $ 5,752,700       $ 7,213,400

   Accounts receivable, net of allowance for doubtful accounts of $2,200
     and $14,100 respectively                                                                74,600           102,100

   Prepaid expenses and other assets                                                        107,200           182,500

   Property, plant and equipment, net of accumulated
     depreciation of $7,943,000 and $8,270,500, respectively                              2,883,000         2,746,900

   Franchise cost, net of accumulated
     amortization of $1,329,300 and $1,386,900 respectively                                  72,500            16,900

   Deferred charges, net                                                                        700               300
                                                                                        -----------       -----------

                                                                                        $ 8,890,700       $10,262,100
                                                                                        ===========       ===========

                                                LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                     $   239,600       $   206,500
   Due to affiliates                                                                        257,200           477,600
                                                                                        -----------       -----------

                                                                                            496,800           684,100
                                                                                        -----------       -----------


PARTNERSHIP CAPITAL:
   General Partner                                                                           10,200            22,000
   Limited Partners                                                                       8,383,700         9,556,000
                                                                                        -----------       -----------

          TOTAL PARTNERSHIP CAPITAL                                                       8,393,900         9,578,000
                                                                                        -----------       -----------

                                                                                        $ 8,890,700       $10,262,100
                                                                                        ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

-------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                ================================================



                                                                           Unaudited
                                                                 ----------------------------
                                                                      Three months ended
                                                                         September 30,
                                                                 ----------------------------
                                                                     1999              2000
                                                                 ----------         ---------
REVENUES                                                          $ 980,900         $ 984,400
                                                                  ---------         ---------

OPERATING EXPENSES:
   Service costs                                                    352,100           305,200
   General and administrative expenses                              116,600            86,100
   General partner management fees
     and reimbursed expenses                                        137,700           173,500
   Depreciation and amortization                                    162,600           133,300
                                                                  ---------         ---------

                                                                    769,000           698,100
                                                                  ---------         ---------

OPERATING INCOME                                                    211,900           286,300
                                                                  ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                                   60,700           102,200
   Interest expense                                                  (2,800)           (2,900)
                                                                  ---------         ---------

                                                                     57,900            99,300
                                                                  ---------         ---------

NET INCOME                                                        $ 269,800         $ 385,600
                                                                  =========         =========

Net income allocated to General Partner                           $   2,700         $   3,900
                                                                  =========         =========

Net income allocated to Limited Partners                          $ 267,100         $ 381,700
                                                                  =========         =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                           $    8.94         $   12.77
                                                                  =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                   29,880            29,880
                                                                  =========         =========


The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                ================================================



                                                                        Unaudited
                                                              ------------------------------
                                                                    Nine months ended
                                                                      September 30,
                                                              ------------------------------
                                                                   1999              2000
                                                              -----------        -----------
REVENUES                                                      $ 2,940,200        $ 2,942,100
                                                              -----------        -----------

OPERATING EXPENSES:
   Service costs                                                  973,400            891,400
   General and administrative expenses                            366,900            251,800
   General partner management fees
     and reimbursed expenses                                      401,600            482,000
   Depreciation and amortization                                  475,200            393,300
                                                              -----------        -----------

                                                                2,217,100          2,018,500
                                                              -----------        -----------

OPERATING INCOME                                                  723,100            923,600
                                                              -----------        -----------

OTHER INCOME (EXPENSE):
   Interest income                                                160,700            270,600
   Interest expense                                               (11,100)           (10,100)
                                                              -----------        -----------

                                                                  149,600            260,500
                                                              -----------        -----------

NET INCOME                                                    $   872,700        $ 1,184,100
                                                              ===========        ===========

Net income allocated to General Partner                       $     8,700        $    11,800
                                                              ===========        ===========

Net income allocated to Limited Partners                      $   864,000        $ 1,172,300
                                                              ===========        ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                       $     28.92        $     39.23
                                                              ===========        ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                 29,880             29,880
                                                              ===========        ===========



The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                ================================================



                                                                                      Unaudited
                                                                            ------------------------------
                                                                                  Nine months ended
                                                                                     September, 30
                                                                            ------------------------------
                                                                                1999               2000
                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $   872,700        $ 1,184,100
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                            475,200            393,300
       Changes in:
         Accounts receivable, prepaid expenses and other assets                 (79,100)          (102,800)
         Accounts payable and due to affiliates                                (263,100)           187,300
                                                                            -----------        -----------

             Net cash from operating activities                               1,005,700          1,661,900
                                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                        (244,000)          (199,200)
   Increase in intangible assets                                                 (4,700)            (2,000)
                                                                            -----------        -----------

             Net cash from investing activities                                (248,700)          (201,200)
                                                                            -----------        -----------

INCREASE IN CASH                                                                757,000          1,460,700

CASH AT BEGINNING OF PERIOD                                                   4,468,300          5,752,700
                                                                            -----------        -----------

CASH AT END OF PERIOD                                                       $ 5,225,300        $ 7,213,400
                                                                            ===========        ===========



The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                ================================================




1.     INTERIM FINANCIAL STATEMENTS

                  The accompanying condensed interim financial statements for Enstar Income Program II-2, L.P. (the "Partnership") as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results for the entire year.

2.     TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. Management fee expense approximated $49,200 and $147,100 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, management fee expense approximated $49,000 and $147,000, respectively. Management fees are non-interest bearing.

                  In addition to the monthly management fee, the Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership that were provided by Falcon Communications, L.P. and its affiliates (collectively, "Falcon") prior to November 12, 1999. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $124,300 and $334,900 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, the total amount charged to the Partnership for these services was $88,700 and $254,600, respectively.

                  Substantially all programming services have been purchased through Charter since November 12, 1999. Before that time, substantially all programming services were purchased through Falcon. Falcon charged the Partnership for these costs based on an estimate of what ECC could negotiate for such programming services for the 14 partnerships managed as a group. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $187,200 and $562,100 for the three and nine months ended September 30, 2000, respectively. For the three and nine months ended September 30, 1999, programming fee expense

                        ENSTAR INCOME PROGRAM II-2, L.P.

                ================================================



was $248,400 and $707,800, respectively. Programming fees are included in service costs in the statements of operations.

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

4.     SALE OF CABLE SYSTEM

                  On August 8, 2000, (as amended on September 29, 2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Hillsboro, Illinois and Malden, Missouri, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $15,770,600 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

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

                        ENSTAR INCOME PROGRAM II-2, L.P.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999, for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         Our revenues increased from $980,900 to $984,400, or by less than 1%, and from $2,940,200 to $2,942,100, or by less than 1%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Of the $3,500 increase for the three months ended September 30, 2000, approximately $35,000 was due to an increase in regulated service rates. The increase was partially offset by a $28,000 decrease due to decreases in the number of subscribers for basic, premium and equipment rental services and a $3,500 decrease in other revenue producing items. Of the $1,900 increase in revenues for the nine months ended September 30, 2000, $117,700 was due to an increase in regulated service rates. The increase was partially offset by a $32,400 decrease due to decreases in the number of subscribers for basic, premium and equipment rental services and a $83,400 decrease in other revenue producing items. As of September 30, 2000, we had approximately 8,300 basic subscribers and 2,200 premium service units.

         Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses decreased from $606,400 to $564,800, or by 6.9%, and from $1,741,900 to $1,625,200, or by 6.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Our service costs decreased from $352,100 to $305,200, or by 13.3%, and from $973,400 to $891,400, or by 8.4%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Partnership prior to the Charter acquisition that

                        ENSTAR INCOME PROGRAM II-2, L.P.


are now incurred by Charter and reimbursed by the Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

         Our general and administrative expenses decreased from $116,600 to $86,100, or by 26.2%, and from $366,900 to $251,800, or by 31.4%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to decreases in marketing expenses and certain costs incurred by us prior to the Charter acquisition on November 12, 1999, that are now incurred by Charter and reimbursed by us, as discussed above.

         Our general partner management fees and reimbursed expenses increased from $137,700 to $173,500, or by 26.0%, and from $401,600 to $482,000, or by
20.0%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. As discussed above, Charter now performs certain management and operational functions formerly performed by us. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

         Our depreciation and amortization expense decreased from $162,600 to $133,300, or by 18.0%, and from $475,200 to $393,300, or by 17.2%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The decrease is due to some fixed assets being fully depreciated.

         Due to the factors described above, our operating income increased from $211,900 to $286,300, or by 35.1%, and from $723,100 to $923,600, or by 27.7%, for the three and nine months ended September 30, 2000, as compared to the equivalent periods in 1999.

         Our interest income, net of interest expense, increased from $57,900 to $99,300, or by 71.5%, and from $149,600 to $260,500, or by 74.1%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to higher average cash balances available for investment and due to higher average interest rates earned during 2000.

         Due to the factors described above, our net income increased from $269,800 to $385,600, or by 42.9%, and from $872,700 to $1,184,100, or by 35.7%, for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

         Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 38.2% to 42.6% and 40.8% to 44.8% during the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. The increase was primarily due to lower

                        ENSTAR INCOME PROGRAM II-2, L.P.



programming fees, marketing expenses as described above. EBITDA increased from $374,500 to $419,600, or by 12.0%, and from $1,198,300 to $1,316,900, or by
9.9%, during the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

         In accordance with the partnership agreement, Enstar Communications Corporation, our corporate general partner, has implemented a plan for liquidating the Partnership. On August 8, 2000, (as amended on September 29,
2000) the Partnership, together with certain affiliates, (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership, (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable system serving Hillsboro, Illinois and Malden, Missouri, as well as certain assets of other affiliates.

         The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $15,770,600 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

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

         At September 30, 2000, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Although the Partnership currently has a significant cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements.

         Approximately 73% of our subscribers are served by our system in Hillsboro, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions

                        ENSTAR INCOME PROGRAM II-2, L.P.


or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

         Our operating activities provided $656,200 more cash in the nine months ended September 30, 2000, than in the corresponding nine months of 1999. Changes in receivables, prepaid expenses and other assets used $23,700 more cash during the nine months ended September 30, 2000, than in the corresponding nine months of 1999, due to differences in the timing of receivable collections and the payment of prepaid expenses. We used $450,400 less cash to pay liabilities owed to affiliates and third party creditors during the nine months ended September 30, 2000, than in the corresponding nine months of 1999, due to differences in the timing of payments.

         We used $47,500 less cash in investing activities during the nine months ended September 30, 2000, than in the corresponding nine months of 1999 due to an decrease in capital expenditures.

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

                        ENSTAR INCOME PROGRAM II-2, L.P.




PART II.                   OTHER INFORMATION


ITEMS 1-5.                 Not applicable.

ITEM 6.                    Exhibits and Reports on Form 8-K

                           (a)    Exhibits


                                  10.1     Amendment dated September 29, 2000,
                                           of the Asset Purchase Agreement dated
                                           August 8, 2000, by and among
                                           Multimedia Acquisition Corp., as
                                           Buyer, and Enstar Income Program
                                           II-1, L.P., Enstar Income Program
                                           II-2, L.P., Enstar Income Program
                                           IV-3, L.P., Enstar Income/Growth
                                           Program Six-A, L.P., Enstar IX, Ltd.,
                                           Enstar XI, Ltd., Enstar IV/PBD
                                           Systems Venture, Enstar Cable of
                                           Cumberland Valley and Enstar Cable of
                                           Macoupin County, as Sellers. (1)

                                  27.1     Financial Data Schedule.*

                           (b)    Reports on Form 8-K

                                  -        None


-------

* Filed herewith

(1) Incorporated by reference to the report on Form 10-Q of Enstar Income Program IV-1, L.P. filed on November 13, 2000 (File No. 00015705).

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



                                       By:    ENSTAR COMMUNICATIONS CORPORATION
                                              General Partner





Date:  November 13, 2000           By:   /s/  Kent D. Kalkwarf
                                         ---------------------
                                         Kent D. Kalkwarf
                                         Executive Vice President and
                                         Chief Financial Officer
                                              (Principal Financial Officer and
                                               Principal Accounting Officer)

                                  EXHIBIT INDEX





Exhibit
Number                                   Description


10.1 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers (incorporated by reference to the Current Report on Form 10-Q of Enstar Income Program IV-1, L.P. filed on November 13, 2000, File No. 00015705).

27.1              Financial Data Schedule.