Form 10-K405
period 2000-12-31
ENSTAR INCOME PROGRAM II-2 LP
filed 2001-04-02
CIK 757597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                 -----------   ------------

                  Commission File Number 0-14505

                        ENSTAR INCOME PROGRAM II-2, L.P.
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                              GEORGIA                                                                58-1628872
--------------------------------------------------------------------                     -----------------------------------
                  (State or other jurisdiction of                                                 (I.R.S. Employer
                  incorporation or organization)                                               Identification Number)

                 12444 POWERSCOURT DR., SUITE 100
                        ST. LOUIS, MISSOURI                                                            63131
--------------------------------------------------------------------                     -----------------------------------
             (Address of principal executive offices)                                                (Zip Code)

Registrant's telephone number, including area code:                                                (314) 965-0555
                                                                                         -----------------------------------
Securities registered pursuant to Section 12 (b) of the Act:                                            NONE
Securities registered pursuant to Section 12 (g) of the Act
                                                                                               Name of each exchange
                        Title of each Class                                                     on which registered
                        -------------------                                                     -------------------

               UNITS OF LIMITED PARTNERSHIP INTEREST                                                    NONE

                  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                     ---   ---

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

================================================================================

                    The Exhibit Index is located at Page E-1.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

                  Enstar Income Program II-2, L.P., a Georgia limited partnership, is engaged in the ownership and operation of cable television systems in small to medium-sized communities. The Partnership was formed on July 3, 1984. The general partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner"), and Robert
T. Graff, Jr. (the "individual general partner"). On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc., acquired both the Corporate General Partner, as well as Falcon Communications, L.P., the entity that provided management and certain other services to the Partnership. Charter is the nation's fourth largest cable operator, serving 6.35 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon Communications, L.P.) now provide management and other services to the Partnership. See Item 13., "Certain Relationships and Related Transactions." See "Employees" below. In this annual report, the terms "we" and "our" refer to the Partnership.

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Hillsboro, Illinois, and Malden, Missouri, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $15,770,600 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordiingly, there can be no assurance that the sale will close.

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

                  Our cable television systems offer customers various levels, or "tiers," of cable services consisting of:

o broadcast television signals of local network, independent and educational stations
o a limited number of television signals from so-called "super stations" originating from distant cities, such as WGN
o  various satellite - delivered, non-broadcast channels, such as
   -   Cable News Network, or "CNN"
   -   MTV: Music Television, or "MTV"
   -   The USA Network
   -   ESPN
   -   Turner Network Television, or "TNT" and
   -   The Disney Channel

o programming originated locally by the cable television system, such as public, educational and government access programs, and
o information displays featuring news, weather, stock market and financial reports, and public service announcements.

                  For an extra monthly charge, our cable television systems also offer "premium" television services to their customers. These services, such as Home Box Office, or "HBO," and Showtime are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

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

                  We began our cable television business operations in February 1986 with the acquisition of certain cable television systems that provide service to customers in the cities of Pana, Hillsboro, Nokomis and Jerseyville, Illinois. In January 1987, we expanded our operations by acquiring a cable television system that provides service to customers in the cities of Malden and Campbell, Missouri. As of December 31, 2000, we served approximately 8,427 basic subscribers in these areas. We do not expect to make any additional acquisitions during the remaining term of the Partnership.

                  Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing our cable television operations. See Item 11., "Executive Compensation."

                  The Chief Executive Officer of the Corporate General Partner is Jerald L. Kent. The principal executive offices of the Partnership and the general partner are located at 12444 Powerscourt Drive, Suite 100, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555. See Item 10., "Directors and Executive Officers of the Registrant."

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

                  Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992, or the "1992 Cable Act," by the FCC has had a negative impact on our revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996. Among other changes, the 1996 Telecommunications Act caused the regulation of certain cable programming service tier rates to terminate on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                  We completed the rebuild of our Jerseyville, Illinois, and surrounding cable systems in 1998 at a total cost of approximately $2.1 million. Capital expenditures in 2000 were approximately $310,000 for the improvement and upgrade of other assets, and capital spending of $318,000 is planned for 2001 to upgrade additional plant assets and equipment. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

                  The table below sets forth certain operating statistics for the Partnership's cable systems as of December 31, 2000.

                                                                Premium                        Average Monthly
                     Homes        Basic           Basic         Service         Premium       Revenue Per Basic
System             Passed(1)   Subscribers    Penetration(2)    Units(3)      Penetration(4)   Subscriber(5)
------             ---------   -----------    --------------    --------     ---------------  -----------------
Hillsboro, IL        11,649       6,123            52.6%          1,603           26.2%              $39.93

Malden, MO            3,636       2,304            63.4%            533           23.1%              $35.23
                   --------     -------                         -------
Total                15,285       8,427            55.1%          2,136           25.3%              $38.64
                   ========     =======                         =======

         (1) Homes passed refers to our estimates of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

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

         (5) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 2000.

CUSTOMER RATES AND SERVICES

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

                  At December 31, 2000, our monthly rates for basic cable service for residential customers, including certain discounted rates, ranged from $23.40 to $24.95 and our premium service rate was $11.95, excluding special promotions offered periodically in conjunction with our marketing programs. A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. We offer most multi-unit dwellings a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

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

TECHNOLOGICAL DEVELOPMENTS

                  As part of our commitment to customer service, we seek to apply technological advances in cable television industry to our cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. Our Jerseyville, Illinois, system, which serves approximately 76% of our customers, has channel capacity of 123 and utilizes only 52 channels as of December 31, 2000. Our Malden, Missouri, system, which serves approximately 24% of our customers, has a channel capacity of 37% of which was utilized at December 31, 2000. Our remaining systems have an average channel capacity of 62 and, on average, utilize 70% of their channel capacity. We believe that our cable television system upgrades will enable us to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the application of digital compression. The implementation of the Partnership's capital expenditure plans is, however, dependent in part on the availability of adequate capital on terms satisfactory to the Partnership, of which there can be no assurance. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PROGRAMMING

                  We purchase basic and premium programming for our systems from Charter. In turn, Charter charges the Partnership for these costs at its costs which are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Prior to the acquisition of the Corporate General Partner, Falcon Communications charged the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 14 partnerships managed by the Corporate General Partner as a group (approximately 76,046 basic subscribers at December 31, 2000). Other channels have also offered Charter and the Partnership's cable systems fees in return for carrying their service. Due to our pending sale, our management cannot predict the impact of such potential payments on our business. In addition, the FCC may require that such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurances can be given that its, and correspondingly our, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

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

FRANCHISES

                  Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984, or the "1984 Cable Act," the 1992 Cable Act and the 1996 Telecommunications Act. See "Legislation and Regulation."

                  As of December 31, 2000, we operated cable systems in 11 franchise areas. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on our systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                  The following table groups the franchises of our cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic subscribers for each group as of December 31, 2000.

                                                     Number of       Percentage of
      Year of                    Number of            Basic             Basic
Franchise Expiration             Franchises         Subscribers       Subscribers
--------------------             ----------         -----------      -------------
Prior to 2002                           7               5,718             67.9%
2002 - 2006                             2                 321              3.8%
2007 and after                          2               2,388             28.3%
                                 ----------         -----------      -------------
Total                                  11               8,427            100.0%
                                 ==========         ===========      =============

                  As of December 31, 2000, the franchise agreements have expired in six of our franchise areas where we serve 5,498 basic subscribers. We continue to serve these customers while we are in negotiations to extend the franchise agreements and continue to pay franchise fees to the franchise authorities. We operate cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which we believe no franchise is necessary. In the aggregate, approximately 403 customers, comprising approximately 5% of our customers, are served by unfranchised portions of such systems. In certain instances, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by our clustering strategy. We have never had a franchise revoked for any of our systems and we believe that we have satisfactory relationships with substantially all of our franchising authorities.

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

                  DBS. Direct broadcast satellite, known as DBS, has emerged as significant competition to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves approximately 15 million subscribers nationwide. DBS service allows the subscriber to receive video services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system. DBS companies historically were prohibited from retransmitting popular local broadcast programming, but a change to the existing copyright laws in November 1999 eliminated this legal impediment. After an initial six-month grace period, DBS companies will need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation already have initiated plans to carry the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology. It is, therefore, expected that DBS companies will offer local broadcast programming only in the larger U.S. markets for the foreseeable future. The same legislation providing for DBS carriage of local broadcast stations reduced the compulsory copyright fees paid by DBS companies and allows them to continue offering distant network signals to rural customers.

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

                  SMATV. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDU's," such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Such private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors.

                  WIRELESS DISTRIBUTION. Cable television systems also compete with wireless program distribution services such as multi-channel multipoint distribution systems or "wireless cable," known as MMDS. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology is likely to increase significantly the channel capacity of their systems. Both analog and digital MMDS services require unobstructed "line of sight" transmission paths.

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

                  As of December 31, 2000, none of our local franchising authorities were certified to regulate basic tier rates. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that localities served by the systems may choose to certify and regulate rates in the future.

                  The FCC historically administered rate regulation of cable programming service tiers, which is the expanded basic programming package that offers services other than basic programming and which typically contains satellite-delivered programming. As of December 31, 2000, we had no cable programming service tier rate complaints pending at the FCC. Under the 1996 Telecommunications Act, however, the FCC's authority to regulate cable programming service tier rates terminated on March 31, 1999. The FCC has taken the position that it will still adjudicate pending cable programming service tier complaints but will strictly limit its review, and possible refund orders, to the time period predating the termination date. The elimination of cable programming service tier regulation on a prospective basis affords us substantially greater pricing flexibility.

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

                  OTHER REGULATIONS OF THE FCC. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

o   equal employment opportunity,

o   subscriber privacy,

o   programming practices, including, among other things,

         (1) syndicated program exclusivity, which is a FCC rule which requires a cable system to delete particular programming offered by a distant broadcast signal carried on the system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

         (2)      network program non-duplication,

         (3)      local sports blackouts,

         (4)      indecent programming,

         (5)      lottery programming,

         (6)      political programming,

         (7)      sponsorship identification,

         (8)      children's programming advertisements, and

         (9)      closed captioning,

o   registration of cable systems and facilities licensing,

o   maintenance of various records and public inspection files,

o   aeronautical frequency usage,

o   lockbox availability,

o   antenna structure notification,

o   tower marking and lighting,

o   consumer protection and customer service standards,

o   technical standards,

o   consumer electronics equipment compatibility, and

o   emergency alert systems.

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

                  COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool, that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

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

                  STATE AND LOCAL REGULATION. Cable television systems generally are operated pursuant to non-exclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

                  While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 661 as of December 31, 2000. In addition to restrictions on the transferability of units contained in our partnership agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

                  We began making periodic cash distributions to limited partners from operations during 1986. No distributions were made during 1998, 1999 or 2000. As a result of its liquidity requirements, management has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

                  Our ability to pay distributions, the actual level of distributions and the continuance of distributions, if any, will depend on a number of factors, including: the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank refinancing, regulatory or legislative developments governing the cable television industry, the sale of cable system assets and growth in customers. Some of these factors are beyond our control, and consequently, we cannot make assurances regarding the level or timing of future distributions.

ITEM 6. SELECTED FINANCIAL DATA

                  Set forth below is selected financial data of the Partnership for the five years ended December 31, 2000. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                         Year Ended December 31
                                            --------------------------------------------------------------------------------
                                                1996             1997             1998             1999             2000
                                            ------------     ------------     ------------     ------------     ------------
OPERATIONS STATEMENT DATA

  Revenues                                  $  3,510,300     $  3,836,000     $  3,968,300     $  3,928,800     $  3,916,300
  Costs and expenses                          (1,943,600)      (2,094,100)      (2,219,000)      (2,308,000)      (2,215,800)
  Depreciation and amortization                 (927,400)        (706,300)        (671,100)        (625,600)        (503,400)
                                            ------------     ------------     ------------     ------------     ------------
  Operating income                               639,300        1,035,600        1,078,200          995,200        1,197,100
  Interest expense                               (58,400)         (22,300)         (15,300)         (18,400)              --
  Interest income                                 84,800          129,000          175,100          225,200          375,500
  Loss on disposal of cable assets                (3,200)              --           (1,500)              --               --
  Other                                               --               --               --               --          (26,700)
                                            ------------     ------------     ------------     ------------     ------------
  Net income                                $    662,500     $  1,142,300     $  1,236,500     $  1,202,000     $  1,545,900
                                            ============     ============     ============     ============     ============
PER UNIT OF LIMITED PARTNERSHIP INTEREST:

  Net income                                $      21.95     $      37.85     $      40.97     $      39.83     $      51.22
                                            ============     ============     ============     ============     ============
OTHER OPERATING DATA

  Net cash from operating activities        $  1,698,800     $  2,062,900     $  1,671,300     $  1,658,800     $  1,745,600
  Net cash from investing activities          (1,110,800)        (952,200)        (281,800)        (374,400)        (311,700)
  Net cash from financing activities            (483,700)              --               --               --               --
  EBITDA(1)                                    1,566,700        1,741,900        1,749,300        1,620,800        1,700,500
  EBITDA to revenues                                44.6%            45.4%            44.1%            41.3%            43.4%
  Capital expenditures                      $  1,084,000     $    930,600     $    273,000     $    367,300     $    309,700

                                                                     As of December 31
                                        ---------------------------------------------------------------------------
                                            1996            1997            1998            1999           2000
                                        ------------    ------------    ------------    ------------   ------------
BALANCE SHEET DATA

  Total assets                          $  5,340,100    $  6,649,400    $  7,797,300    $  8,890,700   $ 10,241,300

  General partners' capital (deficit)        (25,600)        (14,200)         (1,800)         10,200         25,700

  Limited partners' capital                4,838,700       5,969,600       7,193,700       8,383,700      9,914,100

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                  The 1992 Cable Act required the Federal Communications Commission to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on our revenues and cash flows. The 1996 Telecommunications Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecommunications Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. Accordingly, our historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

                  2000 COMPARED TO 1999

                  Our revenues decreased from $3,928,800 to $3,916,300, or by less than 1.0%, for the year ended December 31, 2000, as compared to 1999. Of the $12,500 decrease, $60,900 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $102,700 was due to decreases in other revenue producing items. The decrease was partially offset by a $151,100 increase in regulated service rates that we implemented in 2000. As of December 31, 2000, we had approximately 8,427 basic subscribers and 2,136 premium service units.

                  Effective with the acquisition of Falcon Communications, L.P. (Falcon) by Charter Communications Holdings Company, LLC (Charter) on November 12, 1999, certain activities previously incurred at the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses decreased from $2,308,000 to $2,215,800, or by 4.0%, for the year ended December 31, 2000, as compared to 1999.

                  Our service costs decreased from $1,302,800 to $1,182,900, or by 9.2%, for the year ended December 31, 2000, as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease is primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Partnership prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Partnership, as discussed above. Programming fees decreased as a result of lower rates that Charter has extended to us and a decrease in subscribers.

                  Our general and administrative expenses decreased from $478,500 to $394,400, or by 17.6%, for the year ended December 31, 2000, as compared to 1999. As discussed above, Charter now performs certain management and operational functions formerly performed by the Partnership. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

                  Our management fees and reimbursed expenses increased from $526,700 to $638,500, or by 21.2%, for the year ended December 31, 2000, as compared to 1999. Management fees decreased in direct relation to decreased revenues as described above. As discussed above, Charter now performs certain management and operational functions formerly performed by the Partnership. This has resulted in us having more reimbursable costs and lower service costs and general and administrative expenses.

                  Our depreciation and amortization expense decreased from $625,600 to $503,400, or by 19.5%, for the year ended December 31, 2000, as compared to 1999 due to certain plant assets becoming fully depreciated.

                  Due to the factors described above, our operating income increased from $995,200 to $1,197,100, or by 20.3%, for the year ended December 31, 2000, as compared to 1999.

                  Our interest income, net of interest expense, increased from $206,800 to $375,500, or by 81.6%, for the year ended December 31, 2000, as compared to 1999, primarily due to higher average cash balances available for investment during 2000, and to the reclassification of certain bank charges from interest expense to general and administrative expense.

                  Our other expenses of $26,700 for the year ended December 31, 2000, consisted of legal and proxy costs associated with the sale of our partnership assets.

                  Due to the factors described above, our net income increased from $1,202,000 to $1,545,900, or by 28.6%, for the year ended December 31, 2000, as compared to 1999.

                  EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues increased from 41.3% during 1999 to 43.4% in 2000. Due to the factors described above, EBITDA increased from $1,620,800 to $1,700,500, or by 4.9%, as a result.

                  1999 COMPARED TO 1998

                  Our revenues decreased from $3,968,300 to $3,928,800, or by 1.0%, for the year ended December 31, 1999, as compared to 1998. Of the $39,500 decrease, $108,500 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $4,200 was due to decreases in other revenue producing items. The decrease was partially offset by a $73,200 increase in regulated service rates that we implemented in 1999. As of December 31, 1999, we had approximately 8,700 basic subscribers and 1,500 premium service units.

                  Our service costs increased from $1,252,000 to $1,302,800, or by 4.1%, for the year ended December 31, 1999 as compared to 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to increases in programming fees.

                  Our general and administrative expenses increased from $405,500 to $478,500, or by 18.0%, for the year ended December 31, 1999, as compared to 1998, primarily due to higher insurance premiums and customer billing costs.

                  Management fees and reimbursed expenses decreased from $561,500 to $526,700, or by 6.2%, for the year ended December 31, 1999, as compared to 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased primarily due to lower allocated personnel costs.

                  Our depreciation and amortization expense decreased from $671,100 to $625,600, or by 6.8%, for the year ended December 31, 1999, as compared to 1998 due to certain plant assets becoming fully depreciated.

                  Our operating income decreased from $1,078,200 to $995,200, or by 7.7%, for the year ended December 31, 1999, as compared to 1998, due primarily to increased programming fees and insurance premiums as described above.

                  Our interest income, net of interest expense, increased from $159,800 to $206,800, or by 29.4%, for the year ended December 31, 1999, as compared to 1998, primarily due to higher average cash balances available for investment during 1999.

                  Due to the factors described above, our net income decreased from $1,236,500 to $1,202,000 for the year ended December 31, 1999, as compared to 1998.

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

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sales agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Hillsboro, Illinois, and Malden, Missouri, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $15,770,600 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordiingly, there can be no assurance that the sale will close.

                  At December 31, 2000, the Partnership had no debt outstanding. The Partnership upon the availability of cash generated from operations to fund our ongoing expenses and capital requirements. We completed the rebuild of our Jerseyville, Illinois, and surrounding cable systems in 1998, at a total cost of approximately $2.1 million. We spent approximately $310,000 during 2000 for replacement and upgrade of other assets. We are budgeted to spend approximately $318,000 in 2001 for replacement and upgrade of additional assets.

                  The Corporate General Partner believes that cash flows from operations will be adequate to meet our current liquidity requirements, including the funding for capital expenditures discussed above. However, as a result of such liquidity requirements, the Corporate General Partner has concluded that it is not prudent for us to resume paying distributions at this time.

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

                  Approximately 72.7% of our subscribers are served by our system in Hillsboro, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                  2000 VS. 1999

                  Our operating activities provided $86,800 more cash in the year ended December 31, 2000, than in 1999. We used $77,700 more cash to pay liabilities owed to affiliates and third-party creditors in 2000 due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets used $48,200 more cash in 2000 than in 1999 due to differences in the timing of receivable collections and in the payment of prepaid expenses.

                  We used $62,700 less cash in investing activities in 2000 than in 1999 due to a $57,600 decrease in expenditures for tangible assets and a $5,100 decrease in spending for intangible assets.

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

                  Previously reported in Current Report on Form 8-K, dated July 18, 2000.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The general partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988, acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993, pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which was originally granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 14 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2000, the Corporate General Partner managed cable television systems with approximately 76,046 basic subscribers.

                  Following the acquisition of the Corporate General Partner in November 1999 by a Charter Communications-controlled entity, the directors and executive officers of the Corporate General Partner have been changed to the persons named below all of whom have their principal employment in a comparable position with Charter Communications, Inc.:


NAME                              POSITION
----                              --------
Jerald L. Kent                    Director, President and Chief Executive Officer

David C. Andersen                 Senior Vice President - Communications

David G. Barford                  Executive Vice President and Chief Operating Officer

Mary Pat Blake                    Senior Vice President - Marketing and Programming

Eric A. Freesmeier                Senior Vice President - Administration

Thomas R. Jokerst                 Senior Vice President - Advanced Technology Development

Kent D. Kalkwarf                  Executive Vice President and Chief Financial Officer

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

Michael E. Riddle                 Senior Vice President and Chief Information Officer

Steven A. Schumm                  Executive Vice President, Assistant to the President

Curtis S. Shaw                    Senior Vice President, General Counsel and Secretary

Steven E. Silva                   Senior Vice President - Corporate Development and Technology

James (Trey) H. Smith, III        Senior Vice President of Operations - Western Division

                  Except for Mr. Andersen, Mr. Riddle and Mr. Smith, our executive officers were appointed to their position following our formation in July 1999, and became employees of Charter Communications, Inc., upon completion of our initial public offering. Prior to that time, they were employees of Charter Investment, Inc. All of our executive officers simultaneously serve in the same capacity with Charter Investment, Inc.

JERALD L. KENT, 44 Director, President and Chief Executive Officer. Mr. Kent co-founded Charter Communications Investment, Inc. in 1993. Mr. Kent was executive vice president and chief financial officer of Cencom Cable Associates, Inc. Mr. Kent, a certified public accountant, attained the position of tax manager with Arthur Andersen LLP. Mr. Kent received a bachelor's degree and M.B.A. from Washington University.

DAVID C. ANDERSEN, 51 Senior Vice President - Communications. Prior to joining Charter Communications, Inc. in May 2000, Mr. Andersen served as Vice President of Communications for CNBC, the worldwide cable and satellite business news network subsidiary of NBC. Before that, starting in 1982 when he established their public relations department, Mr. Andersen served in various management positions at Cox Communications, Inc., most recently as Vice President of Public Affairs. Mr. Andersen serves on the Board of KIDSNET, and is a former Chairman of the National Captioning Institute's Cable Advisory Board. He received a B.S. degree in Journalism from the University of Kansas.

DAVID G. BARFORD, 42 Executive Vice President and Chief Operating Officer. Prior to joining Charter Communications Investment, Inc. in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. from California State University, Fullerton, and an M.B.A. from National University.

MARY PAT BLAKE, 45 Senior Vice President - Marketing and Programming. Prior to joining Charter Communications Investment, Inc. in 1995, Ms. Blake was active in the emerging business sector and formed Blake Investments, Inc. in 1993. She has 18 years of experience with senior management responsibilities in marketing, sales, finance, systems, and general management. Ms. Blake received a B.S. from the University of Minnesota and an M.B.A. from the Harvard Business School.

ERIC A. FREESMEIER, 47 Senior Vice President - Administration. From 1986 until joining Charter Investment, Inc. in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds bachelor's degrees from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

THOMAS R. JOKERST, 51 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment, Inc. in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

KENT D. KALKWARF, 41 Executive Vice President and Chief Financial Officer. Prior to joining Charter Investment, Inc. in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. from Illinois Wesleyan University and is a certified public accountant.

RALPH G. KELLY, 44 Senior Vice President - Treasurer. Prior to joining Charter Investment, Inc. in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates. He left Charter in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University.

DAVID L. MCCALL, 45 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment, Inc. in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc. from 1983 to 1994. Earlier he was system manager of Coaxial Cable Developers. Mr. McCall has served as a director of the South Carolina Cable Television Association for the past 10 years.

JOHN C. PIETRI, 51 Senior Vice President - Engineering. Prior to joining Charter Investment, Inc. in 1998, Mr. Pietri was with Marcus Cable for eight years, most recently serving as senior vice president and chief technical officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

MICHAEL E. RIDDLE, 42 Senior Vice President and Chief Information Officer. Prior to joining Charter Investment, Inc. in 1999, Mr. Riddle was director, applied technologies of Cox Communications for four years. Prior to that, he held technical and management positions during four years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

STEVEN A. SCHUMM, 48 Executive Vice President and Assistant to the President. Prior to joining Charter Investment, Inc. in 1998, Mr. Schumm was managing partner of the St. Louis office of Ernst & Young LLP, where he was a partner for 14 of 24 years. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

CURTIS S. SHAW, 52 Senior Vice President, General Counsel and Secretary. Prior to joining Charter Investment, Inc. in 1997, Mr. Shaw served as corporate counsel to NYNEX since 1988. He has over 25 years of experience as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. from Trinity College and a J.D. from Columbia University School of Law.

STEVEN E. SILVA, 41 Senior Vice President - Corporate Development and Technology. From 1983 until joining Charter Investment, Inc. in 1995, Mr. Silva served in various management positions at U.S. Computer Services, Inc. He is a member of the board of directors of High Speed Access Corp.

JAMES (TREY) H. SMITH, III, 52 Senior Vice President of Operations - Western Division. Mr. Smith was appointed to his current position in September 2000, previously serving as a Division President of AT&T Broadband. Before that, he was President and CEO of Rogers Cablesystems Ltd., Senior Vice President of the Western Region for MediaOne/Continental Cable and Executive Vice President of Operations for Times Mirror Cable TV, Inc. He received B.B.A. and M.B.A. degrees from Georgia State University and is a certified public accountant.

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

                  For the fiscal year ended December 31, 2000, Enstar Cable charged us management fees of approximately $195,800. We also reimbursed Enstar Cable, Charter and its affiliates approximately $442,700 for system operating management services. In addition, programming services were purchased through Charter. We paid Charter approximately $761,100 for these programming services for fiscal year 2000.

PARTICIPATION IN DISTRIBUTIONS

                  The general partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5., "Market for the Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  As of February 28, 2001, the only persons known by the Partnership to own beneficially or that may be deemed to own beneficially more than 5% of the units were:

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

                  The Corporate General Partner is a wholly owned subsidiary of Charter Communications Holding Company, LLC. Charter Communications Holding Company, LLC, through a subsidiary, owns a 100% interest in CC VII. Charter Communications Holding Company, LLC is beneficially controlled by Paul G. Allen through his ownership and control of Charter Communications, Inc., Charter Investment, Inc. and Vulcan Cable III, Inc.

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



(b)                   Reports on Form 8-K

                      None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                      ENSTAR INCOME PROGRAM II-2, L.P.
                                      By:   Enstar Communications Corporation,
                                            Corporate General Partner


                                                 By: /s/ Jerald L. Kent
                                                     Jerald L. Kent
                                                     Director, President and
                                                       Chief Executive Officer



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March 2001.

                 Signatures                                            Title(*)
        ----------------------------            ------------------------------------------------------
        /s/ Jerald L. Kent                      Director, President and Chief Executive Officer
        ------------------                        (Principal Executive Officer)
        Jerald L. Kent



        /s/ Kent D. Kalkwarf                    Executive Vice President and Chief Financial Officer
        --------------------
        Kent D. Kalkwarf                        (Principal Financial Officer and
                                                Principal Accounting Officer)




(*) Indicates position(s) held with Enstar Communications Corporation, the Corporate General Partner of the Registrant.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                  PAGE
                                                                                                                  ----
Report of Independent Public Accountants                                                                          F-2

Balance Sheet as of December 31, 2000                                                                             F-3

Financial Statements for the year ended December 31, 2000:

   Statement of Operations                                                                                        F-4

   Statement of Partnership Capital                                                                               F-5

   Statement of Cash Flows                                                                                        F-6

Notes to Financial Statements                                                                                     F-7


Report of Independent Auditors                                                                                   F-15

Balance Sheet - December 31, 1999                                                                                F-16

Financial Statements for each of the two years in the period ended December 31, 1999:

   Statements of Operations                                                                                      F-17

   Statements of Partnership Capital (Deficit)                                                                   F-18

   Statements of Cash Flows                                                                                      F-19

Notes to Financial Statements                                                                                    F-20

All schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Enstar Income Program II-2, L.P.:

We have audited the accompanying balance sheet of Enstar Income Program II-2, L.P. (a Georgia Limited Partnership) as of December 31, 2000, and the related statements of operations, partnership capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program II-2, L.P. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   March 23, 2001

                        ENSTAR INCOME PROGRAM II-2, L.P.


                      BALANCE SHEET AS OF DECEMBER 31, 2000


                                     ASSETS

ASSETS:
   Cash and cash equivalents                                             $ 7,186,600
   Accounts receivable                                                       239,000
   Prepaid expenses and other assets                                          51,200
   Property, plant and equipment, net                                      2,748,800
   Franchise cost, net of accumulated amortization of $1,388,200              15,700
                                                                         -----------
                                                                         $10,241,300
                                                                         ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                      $    68,500
   Accrued liabilities                                                       170,400
   Due to affiliates                                                          62,600
                                                                         -----------
           Total liabilities                                                 301,500
                                                                         -----------
PARTNERSHIP CAPITAL:
   General partners                                                           25,700
   Limited partners                                                        9,914,100
                                                                         -----------
           Total partnership capital                                       9,939,800
                                                                         -----------
                                                                         $10,241,300
                                                                         ===========

         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 2000


REVENUES                                                                 $ 3,916,300
                                                                         -----------
OPERATING EXPENSES:
   Service costs                                                           1,182,900
   General and administrative expenses                                       394,400
   General partner management fees and reimbursed expenses                   638,500
   Depreciation and amortization                                             503,400
                                                                         -----------
                                                                           2,719,200
                                                                         -----------
           Operating income                                                1,197,100
                                                                         -----------
OTHER INCOME (EXPENSE):
   Interest income                                                           375,500
   Other                                                                     (26,700)
                                                                         -----------
                                                                             348,800
                                                                         -----------
           Net income                                                    $ 1,545,900
                                                                         ===========

NET INCOME ALLOCATED TO GENERAL PARTNERS                                 $    15,500
                                                                         ===========

NET INCOME ALLOCATED TO LIMITED PARTNERS                                 $ 1,530,400
                                                                         ===========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                      $     51.22
                                                                         ===========

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE
 YEAR                                                                         29,880
                                                                         ===========

         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                        STATEMENT OF PARTNERSHIP CAPITAL



                                               General      Limited
                                               Partners     Partners       Total
                                              ----------   ----------   ----------
PARTNERSHIP CAPITAL, January 1, 2000          $   10,200   $8,383,700   $8,393,900

   Net income                                     15,500    1,530,400    1,545,900
                                              ----------   ----------   ----------
PARTNERSHIP CAPITAL, December 31, 2000        $   25,700   $9,914,100   $9,939,800
                                              ==========   ==========   ==========


         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2000



CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 1,545,900
   Adjustments to reconcile net income to net cash from operating activities-
     Depreciation and amortization                                                       503,400
     Changes in-
       Accounts receivable, prepaid expenses and other assets                           (108,400)
       Accounts payable, accrued liabilities and due to/from affiliates                 (186,300)
                                                                                     -----------
           Net cash from operating activities                                          1,745,600
                                                                                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                 (309,700)
   Change in intangible assets                                                            (2,000)
                                                                                     -----------
           Net cash from investing activities                                           (311,700)
                                                                                     -----------
           Net increase in cash and cash equivalents                                   1,433,900

CASH AND CASH EQUIVALENTS, beginning of year                                           5,752,700
                                                                                     -----------
CASH AND CASH EQUIVALENTS, end of year                                               $ 7,186,600
                                                                                     ===========


CASH PAID FOR INTEREST                                                               $        --
                                                                                     ===========

         The accompanying notes are an integral part of this statement.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

CASH AND CASH EQUIVALENTS

                  The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair market value. The Partnership has no cash equivalents at December 31, 2000.

PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation is computed using the straight-line method over the following estimated useful lives:

                  Cable distribution systems              5-15 years
                  Vehicles                                   3 years
                  Furniture and equipment                  5-7 years
                  Leasehold improvements               Life of lease

FRANCHISE COST

                  Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. The period of up to 15 years is management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership.

                  As of December 31, 2000, the franchise agreements have expired in six of the Partnership's franchise areas where it serves 5,498 basic subscribers. The Partnership continues to serve these customers while it is in negotiations to extend the franchise agreements and continues to pay franchise fees to the franchise authorities.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF ASSETS

                  If facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable based on projected undiscounted net cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

REVENUES

                  Cable television revenues from basic and premium services are recognized when the related services are provided.

                  Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2000, no installation revenue has been deferred, as direct selling costs have exceeded installation revenue.

                  Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5.0% of gross revenues. Such fees are collected on a monthly basis from the Partnership's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

ADVERTISING COSTS

                  The Partnership expenses all advertising costs as incurred.

INCOME TAXES

                  As a partnership, Enstar Income Program II-2, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2000, the book basis of the Partnership's net assets exceeded its tax basis by approximately $1,260,300.

                  The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2000, in the financial statements is approximately $59,900 more than tax income of the Partnership for the same period, caused principally by timing differences in depreciation expense.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

                  Net income per unit of limited partnership interest is based on the average number of units outstanding during the period presented. For this purpose, net income has been allocated 99% to the limited partners and 1% to the general partners. The general partners do not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.

SEGMENTS

                  The Partnership has one segment, cable services.

USE OF ESTIMATES

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - PARTNERSHIP MATTERS

                  The Partnership was formed on July 3, 1984, to acquire, construct, improve, develop and operate cable television systems in various locations in the United States. The partnership agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the general partners and for the admission of limited partners through the sale of interests in the Partnership.

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

                        ENSTAR INCOME PROGRAM II-2, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - PARTNERSHIP MATTERS (CONTINUED)

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

NOTE 3 - SALE OF PARTNERSHIP ASSETS

                  In accordance with the partnership agreement, the Corporate General Partner has implemented a plan for liquidating the Partnership. On August 8, 2000 (as amended on September 29, 2000), the Partnership, together with certain affiliates (collectively, the "Sellers") entered into a purchase and sale agreement (the "Agreement") with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership (the "Purchaser"). The Agreement provides for the Purchaser to acquire the assets comprising the Partnership's cable systems serving Hillsboro, Illinois, and Malden, Missouri, as well as certain assets of other affiliates.

                  The aggregate purchase price payable to the Sellers pursuant to the Agreement is $95,574,600 in cash (subject to normal closing adjustments). Of that amount, $15,770,600 (subject to normal closing adjustments) is payable to the Partnership. The allocation of the purchase price among each of the Sellers was assigned by the Purchaser for each of the systems.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF PARTNERSHIP ASSETS (CONTINUED)

                  The Purchaser's obligation to acquire the cable systems is subject to numerous closing conditions, including without limitation: (a) receipt of the necessary governmental consents to transfer franchises covering an aggregate of 90% of the subscribers of all the Sellers; (b) receipt of certain other material consents and approvals required for the consummation of the sale; (c) receipt of the necessary approvals of the limited partners of each Seller; and (d) other standard closing conditions. With respect to clause (c) above, completion of the transaction is contingent on the limited partners of the Partnership and the other selling affiliates voting to approve the sale. Furthermore, the Partnership is currently negotiating additional amendments to the purchase and sale agreement with the Purchaser. Accordiingly, there can be no assurance that the sale will close.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consists of the following as of December 31, 2000:

          Cable distribution systems                            $  10,699,000
          Land and improvements                                        17,000
          Vehicles, furniture and equipment                           412,000
                                                                -------------
                                                                   11,128,000

          Less accumulated depreciation                            (8,379,200)
                                                                -------------
                                                                $   2,748,800
                                                                =============

                  Depreciation expense for the year ended December 31, 2000, was $443,900.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LITIGATION

                  The Partnership is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Partnership's financial position or results of operations.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

REGULATION IN THE CABLE TELEVISION INDUSTRY

                  The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act" and together with the 1984 Cable Act, the "Cable Acts,"), and the Telecommunications Act of 1996 (the "1996 Telecom Act"), establish a national policy to guide the development and regulation of cable television systems. The Federal Communications Commission (FCC) has principal responsibility for implementing the policies of the Cable Acts. Many aspects of such regulation are currently the subject of judicial proceedings and administrative or legislative proposals. Legislation and regulations continue to change, and the Partnership cannot predict the impact of future developments on the cable television industry.

                  The 1992 Cable Act and the FCC's rules implementing that act generally have increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local or state franchise authorities. The Cable Acts and the corresponding FCC regulations have established rate regulations.

                  The 1992 Cable Act permits certified local franchising authorities to order refunds of basic service tier rates paid in the previous 12-month period determined to be in excess of the maximum permitted rates. During 2000, the amounts refunded by the Partnership have been insignificant. The Partnership may be required to refund additional amounts in the future.

                  The Partnership believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including the rate setting provisions promulgated by the FCC. However, in jurisdictions that have chosen not to certify, refunds covering the previous 12-month period may be ordered upon certification if the Partnership is unable to justify its basic rates. The Partnership is unable to estimate at this time the amount of refunds, if any, that may be payable by the Partnership in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. The Partnership does not believe that the amount of any such refunds would have a material adverse effect on the financial position or result of operations of the Partnership.

                  The 1996 Telecom Act, among other things, immediately deregulated the rates for certain small cable operators and in certain limited circumstances rates on the basic service tier, and as of March 31, 1999, deregulated rates on the cable programming service tier (CPST). The FCC has taken the position that it will still adjudicate pending CPST complaints but will strictly limit its review, and possible refund orders, to the time period predating the sunset date, March 31, 1999. The Partnership does not believe any adjudication regarding their pre-sunset complaints will have a material adverse effect on the Partnership's financial position or result of operations.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

                  A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. State governmental agencies are required to follow FCC rules when prescribing rate regulation, and thus, state regulation of cable television rates is not allowed to be more restrictive than the federal or local regulation.

INSURANCE

                  The Partnership has third party insurance coverage to cover damage to cable distribution plant and subscriber connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties including the Partnership.

                  Approximately 72.7% of the Partnership's subscribers are served by its system in Hillsboro, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 6 - EMPLOYEE BENEFIT PLAN

                  The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. No contribution was made during 2000.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. Management fee expense for the year ended December 31, 2000, approximated $195,800. No management fee is payable to the Manager by the Partnership and management fees are non-interest bearing.

                  The Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of the Manager's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these costs for the year ended December 31, 2000, approximated $442,700. There is no duplication of reimbursed expenses to the Manager.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

                  Substantially all programming services had been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $761,100 for the year ended December 31, 2000. Programming fees are included in service costs in the statement of operations.

                  The cable system in one of the Partnership's franchise areas does not have head-end equipment to receive and retransmit its cable television signal. The system relies on another partnership managed by the Corporate General Partner with systems located in neighboring communities to provide its cable television signal. The Partnership is not charged a fee for this service.

NOTE 8 - RECENTLY ISSUED ACCOUNTING STANDARDS

                  Statement of Financial Accounting Standards Board (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is effective for the Partnership as of January 1, 2001. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Partnership has no derivative instruments. Adoption of these new accounting standards did not impact the financial statements of the Partnership.

                         REPORT OF INDEPENDENT AUDITORS



Partners
Enstar Income Program  II-2, L.P. (A Georgia Limited Partnership):

We have audited the accompanying balance sheet of Enstar Income Program II-2, L.P. (a Georgia Limited Partnership) as of December 31, 1999, and the related statements of operations, partnership capital (deficit), and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program II-2, L.P. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                 /s/   ERNST & YOUNG LLP



Los Angeles, California,
   March 24, 2000

                        ENSTAR INCOME PROGRAM II-2, L.P.


                     BALANCE SHEET - AS OF DECEMBER 31, 1999


ASSETS:
   Cash and cash equivalents                                                            $5,752,700
   Accounts receivable, less allowance of $2,200 for possible losses                        74,600
   Prepaid expenses and other assets                                                       107,200
   Property, plant and equipment, less accumulated depreciation and amortization         2,883,000
   Franchise cost, net of accumulated amortization of $1,329,300                            72,500
   Deferred charges, net                                                                       700
                                                                                        ----------
                                                                                        $8,890,700
                                                                                        ==========

                                         LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                                     $  239,600
   Due to affiliates                                                                       257,200
                                                                                        ----------
           Total liabilities                                                               496,800
                                                                                        ----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                         10,200
   Limited partners                                                                      8,383,700
                                                                                        ----------
           Total partnership capital                                                     8,393,900
                                                                                        ----------
                                                                                        $8,890,700
                                                                                        ==========


                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                            STATEMENTS OF OPERATIONS


                                                                                 Year Ended December 31
                                                                              ----------------------------
                                                                                  1998            1999
                                                                              ------------    ------------
REVENUES                                                                      $  3,968,300    $  3,928,800
                                                                              ------------    ------------
OPERATING EXPENSES:
   Service costs                                                                 1,252,000       1,302,800
   General and administrative expenses                                             405,500         478,500
   General Partner management fees and reimbursed expenses                         561,500         526,700
   Depreciation and amortization                                                   671,100         625,600
                                                                              ------------    ------------
                                                                                 2,890,100       2,933,600
                                                                              ------------    ------------
           Operating income                                                      1,078,200         995,200
                                                                              ------------    ------------
OTHER INCOME (EXPENSE):
   Interest expense                                                                (15,300)        (18,400)
   Interest income                                                                 175,100         225,200
   Loss on sale of cable assets                                                     (1,500)             --
                                                                              ------------    ------------
                                                                                   158,300         206,800
                                                                              ------------    ------------
           Net income                                                         $  1,236,500    $  1,202,000
                                                                              ============    ============

NET INCOME ALLOCATED TO GENERAL PARTNERS                                      $     12,400    $     12,000
                                                                              ============    ============

NET INCOME ALLOCATED TO LIMITED PARTNERS                                      $  1,224,100    $  1,190,000
                                                                              ============    ============

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                           $      40.97    $      39.83
                                                                              ============    ============

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR              29,880          29,880
                                                                              ============    ============


                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                   STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)



                                                         General         Limited
                                                         Partners        Partners        Total
                                                       ------------    ------------   ------------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 1998         $    (14,200)   $  5,969,600   $  5,955,400

  Net income for year                                        12,400       1,224,100      1,236,500
                                                       ------------    ------------   ------------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 1998             (1,800)      7,193,700      7,191,900

   Net income for year                                       12,000       1,190,000      1,202,000
                                                       ------------    ------------   ------------
PARTNERSHIP CAPITAL (DEFICIT), December 31, 1999       $     10,200    $  8,383,700   $  8,393,900
                                                       ============    ============   ============


                 See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.


                            STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31
                                                                                ----------------------------
                                                                                    1998            1999
                                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  1,236,500    $  1,202,000
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation and amortization                                                 671,100         625,600
       Loss on sale of cable assets                                                    1,500              --
       Decrease from changes in-
         Accounts receivable, prepaid expenses and other assets                     (149,200)        (60,200)
         Accounts payable and due to affiliates                                      (88,600)       (108,600)
                                                                                ------------    ------------
           Net cash provided by operating activities                               1,671,300       1,658,800
                                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (273,000)       (367,300)
   Increase in intangible assets                                                      (8,800)         (7,100)
                                                                                ------------    ------------
           Net cash used in investing activities                                    (281,800)       (374,400)
                                                                                ------------    ------------
           Net increase in cash and cash equivalents                               1,389,500       1,284,400

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     3,078,800       4,468,300
                                                                                ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  4,468,300    $  5,752,700
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

PROPERTY, PLANT AND EQUIPMENT

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

                        ENSTAR INCOME PROGRAM II-2, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - PARTNERSHIP MATTERS

                  The Partnership was formed on July 3, 1984, to acquire, construct, improve, develop and operate cable television systems in various locations in the United States. The partnership agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the general partners and for the admission of limited partners through the sale of interests in the Partnership.

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

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

                  As of December 31, 1999, property, plant and equipment consist of:

      Cable television systems                                              $ 10,262,300
      Vehicles, furniture and equipment, and leasehold improvements              563,700
                                                                            ------------
                                                                              10,826,000

      Less accumulated depreciation and amortization                          (7,943,000)
                                                                            ------------
                                                                            $  2,883,000
                                                                            ============

                        ENSTAR INCOME PROGRAM II-2, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - COMMITMENTS AND CONTINGENCIES

                  The Partnership leases buildings and tower sites associated with the systems under operating leases expiring in various years through 2012.

                  Future minimum rental payments under non-cancelable operating leases that have terms in excess of one year as of December 31, 1999, are as follows:


                        Year                                Amount
                  ---------------                          ---------
                  2000                                     $   5,300
                  2001                                         5,300
                  2002                                         5,300
                  2003                                         5,300
                  2004                                         2,900
                  Thereafter                                   9,200
                                                           ---------
                                                           $  33,300
                                                           =========

                  Rentals, other than pole rentals, charged to operations amounted to $7,900 and $7,800 in 1998 and 1999, respectively. Pole rentals were $42,900 and $43,600 in 1998 and 1999, respectively.

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

                  Approximately 73% of the Partnership's subscribers are served by its system in Hillsboro, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

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

NOTE 6 - EMPLOYEE BENEFIT PLAN

                  The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Prior to 1999, the Partnership's contribution to the Profit Sharing Plan, as determined by management, was discretionary but could not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. A contribution of $1,200 was made during 1999. There were no contributions charged against operations of the Partnership for the Profit Sharing Plan in 1998.

NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

                  The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operation of the Partnership. Management fee expense was $198,400 and $196,400 in 1998, 1999, respectively.

                  In addition to the monthly management fee, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Partnership. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to

                        ENSTAR INCOME PROGRAM II-2, L.P.


                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. Reimbursed expenses were $363,100 and $330,300 in 1998 and 1999, respectively.

                  The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $68,000 and $62,700 in 1998 and 1999, respectively. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                  Substantially all programming services have been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Partnership for these costs based on its costs. Programming fee expense was $879,500 and $935,200 in 1998 and 1999, respectively. Programming fees are included in service costs in the statements of operations.

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

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                  During the years ended December 31, 1998 and 1999, cash paid for interest amounted to $15,300 and $18,400, respectively.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  ------------
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

10.10 Ordinance No. 1162 of the City of Pana, Illinois, authorizing an extension of a cable television franchise and authorizing and renewing an agreement between the City of Pana, Illinois, and Enstar Cable.
         Passed and approved February 8, 1993.(4)

10.11    Franchise Agreement between the City of Pana, Illinois, and Enstar
         Communications Corporation and Enstar Income Program II-2.(5)

10.12 A resolution of the City Council of Malden, Missouri extending the Cable Television Franchise of Enstar Income Program II-2. Passed and approved September 2, 1993.(6)

10.13    A resolution of the City Council of Witt, Illinois, extending the Cable
         Television Franchise of Enstar Income Program II-2. Passed and adopted
         September 10, 1993.(6)

10.14    Loan Agreement between Enstar Income Program II-2 and
         Kansallis-Osake-Pankki dated December 9, 1993.(7)

10.15 Franchise Agreement and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Jerseyville.(8)

10.16 Franchise Ordinance granting a non-exclusive community antenna television system franchise for the City of Campbell, Missouri.(9)

10.17 Franchise Ordinance granting a non-exclusive community antenna television system franchise for the City of Malden, Missouri.(10)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  ------------
10.18    Asset Purchase Agreement, dated August 8, 2000, by and among Multimedia
         Acquisition Corp., as Buyer, and Enstar Income Program II-1, L.P.,
         Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
         Enstar Income/Growth Program Six-A, L.P., Enstar IX, Ltd., Enstar XI,
         Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley
         and Enstar Cable of Macoupin County, as Sellers.(11)

10.19 Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as
         Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program
         II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth
         Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD
         Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of
         Macoupin County, as Sellers.(12)

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

(8) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-14505 for the quarter ended June 30, 1994.

(9) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-14505 for the fiscal year ended December 31, 1999.

(10) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-14505 for the quarter ended March 31, 2000.

(11) Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program II-1, L.P., File No. 0-14508 for the quarter ended June 30, 2000.

(12) Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program IV-1, L.P., File No. 0-15705 for the quarter ended September 30, 2000.