Form 10-Q
period 2001-03-31
ENSTAR INCOME PROGRAM II-2 LP
filed 2001-05-15
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2001
                                ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                --------------------       --------------------

                     Commission File Number                   0-14505
                                                             -------------

                        Enstar Income Program II-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                           Georgia                                                                       58-1628872
--------------------------------------------------------------                            ------------------------------------------
      (State or other jurisdiction of incorporation or                                     (I.R.S. Employer Identification Number)
                        organization)

              12444 Powerscourt Dr., Suite 100
                     St. Louis, Missouri                                                                    63131
--------------------------------------------------------------                            ------------------------------------------
          (Address of principal executive offices)                                                       (Zip Code)



Registrant's telephone number, including
area code:                                  (314) 965-0555
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
Yes X    No
   ---      ---

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                         ITEM 1. - FINANCIAL STATEMENTS

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

================================================================================


                                                                                             March 31,            December 31,
                                                                                                2001                 2000*
                                                                                          -----------------    -------------------
                                                                                             (Unaudited)
ASSETS:

   Cash                                                                                  $      7,922,800    $        7,186,600

   Accounts receivable, net of allowance for doubtful accounts of $7,000 and $5,800,
     respectively                                                                                  169,800              239,000

   Prepaid expenses and other assets                                                                67,500               51,200

   Property, plant and equipment, net of accumulated
     depreciation of $8,486,700 and $8,379,200, respectively                                     2,661,800            2,748,800

   Franchise cost, net of accumulated
     amortization of $1,389,600 and $1,388,200, respectively                                        14,300               15,700
                                                                                          -----------------    -------------------

                                                                                        $       10,836,200   $       10,241,300
                                                                                          =================    ===================

                         LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable                                                                    $            60,300  $            68,500
   Accrued liabilities                                                                             133,800              170,400
   Due to affiliates                                                                               345,900               62,600
                                                                                          -----------------    -------------------

                                                                                                   540,000              301,500
                                                                                          -----------------    -------------------


PARTNERSHIP CAPITAL:
   General Partners                                                                                 29,300               25,700
   Limited Partners                                                                             10,266,900            9,914,100
                                                                                          -----------------    -------------------

          TOTAL PARTNERSHIP CAPITAL                                                             10,296,200            9,939,800
                                                                                          -----------------    -------------------

                                                                                       $        10,836,200  $        10,241,300
                                                                                          =================    ===================


-------
* Agrees with audited balance sheet included in the Partnership's Annual Report on Form 10-K

    The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               2001                 2000
                                                                                          ----------------    -----------------

REVENUES                                                                               $          954,400  $          984,300
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  299,100             314,000
   General and administrative expenses                                                             95,200             103,000
   General partner management fees and reimbursed expenses                                        157,500             118,700
   Depreciation and amortization                                                                  108,900             129,100
                                                                                          ----------------    -----------------

                                                                                                  660,700             664,800
                                                                                          ----------------    -----------------

OPERATING INCOME                                                                                  293,700             319,500
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                 62,700              74,600
   Interest expense                                                                                     -              (4,200)
                                                                                          ----------------    -----------------

                                                                                                   62,700              70,400
                                                                                          ----------------    -----------------

NET INCOME                                                                             $          356,400  $          389,900
                                                                                          ================    =================

Net income allocated to General Partners                                               $            3,600  $            3,900
                                                                                          ================    =================

Net income allocated to Limited Partners                                               $          352,800  $          386,000
                                                                                          ================    =================

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                $            11.81  $            12.92
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 29,880              29,880
                                                                                          ================    =================


    The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

================================================================================



                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               2001                 2000
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $          356,400  $          389,900
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                                                              108,900             129,100
       Changes in:
         Accounts receivable, prepaid expenses and other assets                                    52,900              42,100
         Accounts payable, accrued liabilities and due to affiliates                              238,500             (87,400)
                                                                                          ----------------    -----------------

             Net cash from operating activities                                                   756,700             473,700
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                           (20,500)            (24,000)
                                                                                          ----------------    -----------------

             Net cash from investing activities                                                   (20,500)            (24,000)
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                  736,200             449,700

CASH AT BEGINNING OF PERIOD                                                                     7,186,600           5,752,700
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                  $        7,922,800  $        6,202,400
                                                                                          ================    =================

    The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

1. INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for Enstar Income Program II-2, L.P. (the "Partnership") as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. Management fee expense approximated $47,700 and $49,200 for the three months ended March 31, 2001 and 2000, respectively. Management fees are non-interest bearing.

     In addition to the monthly management fee, the Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $109,800 and $114,800 for the three months March 31, 2001 and 2000.

     Substantially all programming services have been purchased through Charter. Charter charges the Partnership for these costs based on its actual costs. The Partnership recorded programming fee expense of $211,700 and $199,400 for the three months ended March 31, 2001 and 2000. Programming fees are included in the service costs in the accompanying condensed statements of operations.

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

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

4. SUBSEQUENT EVENT

     The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended as of September 29, 2000 (the "Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Agreement provided for Gans to acquire the assets comprising the Partnership's Hillsboro, Illinois and Malden, Missouri cable systems, as well as certain assets of the other Selling Partnerships.

     Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

     On December 7, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Agreement. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000, for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

     Revenues decreased from $984,300 to $954,400, or 3.0%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was due to a decline in the number of basic service customers, partially offset by an increase in premium service customers. As of March 31, 2001 and 2000, we had approximately 8,100 and 8,700 basic service customers, respectively, and 1,600 and 1,500 premium service customers, respectively.

     Service costs decreased from $314,000 to $299,100, or 4.7%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. Service costs represent costs directly attributable to providing cable services to customers. The decrease was primarily due to the decline in customers and the increase in such services being provided and billed to us by Charter. Such expenses are included in general partner management and reimbursed expenses, rather than service costs.

     Gross margin decreased from $670,300 to $655,300, or 2.2%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As a percentage of revenues, gross margin increased from 68.1% to 68.7% for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease in gross margin dollars was due to a decrease in customers while the increase in gross margin as a percentage of revenues was due to the increase in service costs being provided and billed to us by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     General and administrative expenses decreased from $103,000 to $95,200, or 7.6%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to decreases in marketing expenses and an increase in general and administrative expenses being provided and billed to us by Charter during the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     General partner management fees and reimbursed expenses increased from $118,700 to $157,500, or 32.7%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. As discussed above, Charter now performs certain management and operational functions formerly performed by us. Therefore, we have higher costs reimbursed to Charter and lower service costs and general and administrative expenses.

     Depreciation and amortization expense decreased from $129,100 to $108,900, or 15.6%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease is due to fewer capital expenditures and certain fixed assets being fully depreciated during 2000 and first quarter 2001.

     Due to the factors described above, our operating income decreased from $319,500 to $293,700, or 8.1%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     Interest income, net of interest expense, decreased from $70,400 to $62,700, or 10.9%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to higher average cash balances available for investment and due to higher average interest rates earned during 2000.

     Due to the factors described above, our net income decreased from $389,900 to $356,400, or 8.6%, for the three months ended March 31, 2001, as compared to the corresponding period in 2000.

     Based on our experience in the cable television industry, we believe that operating income before depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $448,600 to $402,600, or 10.3%, during the three months ended March 31, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 45.6% to 42.2% during the three months ended March 31, 2001, as compared to the corresponding period in 2000. The decrease was primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary objective is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and capital requirements relating to the expansion, improvement and upgrade of such cable television systems.

     The Partnership, together with certain affiliates (collectively, the "Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended as of September 29, 2000 (the "Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Agreement provided for Gans to acquire the assets comprising the Partnership's Hillsboro, Illinois and Malden, Missouri cable systems, as well as certain assets of the other Selling Partnerships.

     Following a series of discussions and meetings, the Partnership and Gans have determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

     The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

     On December 7, 2000, the Partnership filed a Preliminary Consent Statement with the Securities and Exchange Commission, pursuant to which the Partnership's corporate general partner would solicit consents from the Limited Partners to approve the Agreement. In light of the foregoing events, the Partnership has withdrawn the Preliminary Consent Statement.

     At March 31, 2001, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet operating requirements and fund necessary capital expenditures. Despite the Partnership's current cash balance, there can be no assurance that the Partnership's cash flow will be adequate to meet its future liquidity requirements.

     The Partnership maintains insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Partnership.

     Approximately 73% of our customers are served by our system in Hillsboro, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

     Our operating activities provided $756,700 cash in the three months ended March 31, 2001. Changes in receivables, prepaid expenses and other assets provided $52,900 in cash during the three months ended March 31, 2001, primarily due to receivable collections. Changes in liabilities owed to affiliates and third party creditors provided $238,500 in cash during the three months ended March 31, 2001, due to differences in the timing of payments. We used $20,500 cash in investing activities during the three months ended March 31, 2001, due to capital expenditures.

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

PART II.                   OTHER INFORMATION

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

                           (A)      EXHIBITS

                                    None.

                           (B)      REPORTS ON FORM 8-K

                                    On April 30, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

                                    SIGNATURE

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

                                      By:    ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner

Date:  May 15, 2001                   By:    /s/  Kent D. Kalkwarf
                                             ---------------------
                                             Kent D. Kalkwarf
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer and
                                             Principal  Accounting Officer)