Form 10-Q
period 2001-06-30
ENSTAR INCOME PROGRAM II-2 LP
filed 2001-08-14
CIK 757597

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2001
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------     ---------------------

                         Commission File Number 0-14505
                                                -------

                        Enstar Income Program II-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   Georgia                                     58-1628872
------------------------------------------------         ----------------------
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                organization)                            Identification Number)

         12405 Powerscourt Drive
            St. Louis, Missouri                                  63131
------------------------------------------------          ---------------------
    (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number,
including area code:                      (314) 965-0555
                                    --------------------------


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

                         PART I - FINANCIAL INFORMATION

                         ITEM 1. - FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS

================================================================================


                                                                               JUNE 30,      DECEMBER 31,
                                                                                 2001           2000*
                                                                              -----------   -------------
                                                                              (UNAUDITED)
                                  ASSETS
ASSETS:

   Cash                                                                       $ 8,453,100   $   7,186,600
   Accounts  receivable,  net of allowance for doubtful accounts of $9,300
     and $5,800, respectively                                                     184,000         239,000
   Prepaid expenses and other assets                                               41,700          51,200
   Property, plant and equipment, net of accumulated
     depreciation of $8,587,500 and $8,379,200, respectively                    2,574,700       2,748,800
   Franchise cost, net of accumulated
     amortization of $1,391,100 and $1,388,200, respectively                       10,800          15,700
                                                                              -----------   -------------

                                                                              $11,264,300   $  10,241,300
                                                                              ===========   =============
                         LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:

   Accounts payable                                                           $    62,700   $      68,500
   Accrued liabilities                                                            153,300         170,400
   Due to affiliates                                                              427,500          62,600
                                                                              -----------   -------------

                                                                                  643,500         301,500
                                                                              -----------   -------------

PARTNERSHIP CAPITAL:
   General Partners                                                                32,500          25,700
   Limited Partners                                                            10,588,300       9,914,100
                                                                              -----------   -------------

          TOTAL PARTNERSHIP CAPITAL                                            10,620,800       9,939,800
                                                                              -----------   -------------

                                                                              $11,264,300   $  10,241,300
                                                                              ===========   =============

    * Agrees with audited balance sheet included in the Partnership's Annual
                              Report on Form 10-K.


         The accompanying notes are an integral part of these condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================

                                                                     UNAUDITED
                                                             ------------------------
                                                                 THREE MONTHS ENDED
                                                                     JUNE 30,
                                                             ------------------------
                                                                2001          2000
                                                             ----------    ----------
REVENUES                                                     $  948,600    $  973,400
                                                             ----------    ----------

OPERATING EXPENSES:
   Service costs                                                320,000       286,200
   General and administrative expenses                           98,500        94,000
   General partner management fees and reimbursed expenses      162,600       144,500
   Depreciation and amortization                                102,200       130,900
                                                             ----------    ----------

                                                                683,300       655,600
                                                             ----------    ----------

OPERATING INCOME                                                265,300       317,800
                                                             ----------    ----------

OTHER INCOME (EXPENSE):
   Interest income                                              104,200        93,800
   Interest expense                                                  --        (3,000)
   Other expense                                                (44,900)           --
                                                             ----------    ----------

                                                                 59,300        90,800
                                                             ----------    ----------

NET INCOME                                                   $  324,600    $  408,600
                                                             ==========    ==========

Net income allocated to General Partners                     $    3,200    $    4,100
                                                             ==========    ==========

Net income allocated to Limited Partners                     $  321,400    $  404,500
                                                             ==========    ==========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                      $    10.76    $    13.54
                                                             ==========    ==========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                               29,880        29,880
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

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

================================================================================


                                                                       UNAUDITED
                                                             --------------------------
                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                             --------------------------
                                                                 2001           2000
                                                             -----------    -----------
REVENUES                                                     $ 1,903,000    $ 1,957,700
                                                             -----------    -----------

OPERATING EXPENSES:
   Service costs                                                 619,100        586,200
   General and administrative expenses                           193,700        165,700
   General partner management fees and reimbursed expenses       320,100        308,500
   Depreciation and amortization                                 211,100        260,000
                                                             -----------    -----------

                                                               1,344,000      1,320,400
                                                             -----------    -----------

OPERATING INCOME                                                 559,000        637,300
                                                             -----------    -----------

OTHER INCOME (EXPENSE):
   Interest income                                               166,900        168,400
   Interest expense                                                   --         (7,200)
   Other expense                                                 (44,900)            --
                                                             -----------    -----------

                                                                 122,000        161,200
                                                             -----------    -----------

NET INCOME                                                   $   681,000    $   798,500
                                                             ===========    ===========

Net income allocated to General Partners                     $     6,800    $     8,000
                                                             ===========    ===========

Net income allocated to Limited Partners                     $   674,200    $   790,500
                                                             ===========    ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                      $     22.56    $     26.46
                                                             ===========    ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                29,880         29,880
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

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

================================================================================

                                                                                           UNAUDITED
                                                                                   --------------------------
                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   --------------------------
                                                                                      2001           2000
                                                                                   -----------    -----------
                 CASH FLOWS FROM OPERATING ACTIVITIES:
                    Net income                                                     $   681,000    $   798,500
                    Adjustments to reconcile net income to net cash
                      from operating activities:
                        Depreciation and amortization                                  211,100        260,000
                        Changes in:
                          Accounts receivable, prepaid expenses and other assets        64,500        (29,400)
                          Accounts payable, accrued liabilities and due to
                            affiliates                                                 342,000        409,900
                                                                                   -----------    -----------

                              Net cash from operating activities                     1,298,600      1,439,000
                                                                                   -----------    -----------

                 CASH FLOWS FROM INVESTING ACTIVITIES:
                    Capital expenditures                                               (34,100)       (83,600)
                    Other                                                                2,000             --
                                                                                   -----------    -----------

                              Net cash from investing activities                       (32,100)       (83,600)
                                                                                   -----------    -----------

                 INCREASE IN CASH                                                    1,266,500      1,355,400

                 CASH AT BEGINNING OF PERIOD                                         7,186,600      5,752,700
                                                                                   -----------    -----------

                 CASH AT END OF PERIOD                                             $ 8,453,100    $ 7,108,100
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

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

================================================================================

1. INTERIM FINANCIAL STATEMENTS

    The accompanying condensed interim financial statements for Enstar Income Program II-2, L.P. (the "Partnership") as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

    The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation (the "Manager"), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the corporate general partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to the Manager. Management fee expense approximated $47,400 and $95,100 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, management fee expense approximated $48,700 and $97,900, respectively. Management fees are non-interest bearing.

    In addition to the monthly management fee, the Management Agreement also provides that the Partnership reimburse the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, "Charter") provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $115,200 and $225,000 for the three and six months June 30, 2001, respectively. For the three and six months ended June 30, 2000, the total amount charged to the Partnership for these services was $95,800 and $210,600, respectively.

    Substantially all programming services have been purchased through Charter. Charter charges the Partnership for these costs based on its actual costs. The Partnership recorded programming fee expense of $209,300 and $421,000 for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, programming fee expense was $175,100 and $374,900, respectively. Programming fees are included in the service costs in the accompanying condensed statements of operations.

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

4. COMMITMENTS

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

    Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

    The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

5.   NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board adopted
Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No. 142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

6. SUBSEQUENT EVENT

     In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership and certain of its affiliates, including the Partnership's Hillsboro, Illinois cable systems. The bid from Charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

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

RESULTS OF OPERATIONS

    Revenues decreased from $973,400 to $948,600, or 2.5%, and from $1,957,700 to $1,903,000, or 2.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to a decline in the number of basic service customers. As of June 30, 2001 and 2000, we had approximately 8,100 and 8,500 basic service customers, respectively, and 1,400 premium service customers.

    Service costs increased from $286,200 to $320,000, or 11.8%, and from $586,200 to $619,100, or 5.6%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increases were primarily due to an increase in pole rental fees as compared with such costs in 2000.

    Gross margin decreased from $687,200 to $628,600, or 8.5%, and from $1,371,500 to $1,283,900, or 6.4%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. As a percentage of revenues, gross margin decreased from 70.6% to 66.3%, and from 70.1% to 67.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases in gross margin dollars and gross margin as a percentage of revenues was due to a decline in the number of customers coupled with rising service costs as described above during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

    General and administrative expenses increased from $94,000 to $98,500, or 4.8%, and from $165,700 to $193,700, or 16.9%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, primarily due to an increase in professional fees.

    General partner management fees and reimbursed expenses increased from $144,500 to $162,600, or 12.5%, and from $308,500 to $320,100, or 3.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The increases were due to an increase in service costs being provided and billed to us by Charter during the three and six months ended June 30, 2001, as compared to the corresponding periods in 2000.

    Depreciation and amortization expense decreased from $130,900 to $102,200, or 21.9%, and from $260,000 to $211,100, or 18.8%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. The decreases were due to fewer capital expenditures and certain fixed assets becoming fully depreciated during 2000 and the first six months of 2001.

    Due to the factors described above, our operating income decreased from $317,800 to $265,300, or 16.5%, and from $637,300 to $559,000, or 12.3%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Interest income, net of interest expense, increased from $90,800 to $104,200, or 14.8%, and from $161,200 to $166,900, or 3.5%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000, primarily due to higher average cash balances available for investment during 2001.

    Other expense of $44,900 for the three months ended June 30, 2001 represents expenses associated with the termination of the Agreement with Gans.

    Due to the factors described above, our net income decreased from $408,600 to $324,600, or 20.6%, and from $798,500 to $681,000, or 14.7%, for the three and six months ended June 30, 2001, respectively, as compared to the corresponding periods in 2000.

    Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles (GAAP) and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased from $897,300 to $725,200, or 19.2% for the six months ended June 30, 2001, as compared to the corresponding period in 2000. EBITDA as a percentage of revenues decreased from 45.8% to 38.1%, during the six months ended June 30, 2001, as compared to the corresponding period in 2000.

    Operating activities provided $1,298,600 cash during the six months ended June 30, 2001. Changes in receivables, prepaid expenses and other assets provided $64,500 in cash during the six months ended June 30, 2001, primarily due to receivable collections. Changes in liabilities owed to affiliates and third party creditors provided $342,000 in cash during the six months ended June 30, 2001, due to differences in the timing of payments. We used $32,100 cash in investing activities during the six months ended June 30, 2001, due to capital expenditures.

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

    Following a series of discussions and meetings, the Partnership and Gans determined that they will not be able to agree on certain further amendments to the Agreement that are required in order to satisfy conditions precedent to close the transaction. In light of this, present economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisition, on April 18, 2001 the parties agreed to terminate the Agreement.

    The Partnership's corporate general partner will continue to operate the Partnership's cable television systems and will continue to investigate potential divestiture transactions for the benefit of its unitholders.

     In August 2001, as a result of an auction process with sealed bids, the corporate general partner received a non-binding letter of intent from Charter, a related party, to acquire the Illinois cable systems of the Partnership and certain of its affiliates, including the Partnership's Hillsboro, Illinois cable systems. The bid from Charter exceeded those of all other bidders. The sale of the cable systems is subject to approval by a majority of the Partnership's limited partners and certain closing conditions, including regulatory approvals. There can be no assurance that this proposed sale will be consummated.

    At June 30, 2001, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet liquidity requirements and fund necessary capital expenditures. Although the Partnership currently maintains a cash balance, there can be no assurance that the Partnership's future cash flows combined with available cash will be adequate to meet its future liquidity requirements or to fund future capital expenditures.

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

    Operating activities provided $1,298,600 cash during the six months ended June 30, 2001. Changes in receivables, prepaid expenses and other assets provided $64,500 in cash during the six months ended June 30, 2001, primarily due to receivable collections. Changes in liabilities owed to affiliates and third party creditors provided $342,000 in cash during the six months ended June 30, 2001, due to differences in the timing of payments. We used $32,100 cash in investing activities during the six months ended June 30, 2001, due to capital expenditures.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board adopted
Statements of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 141 is required to be implemented for all acquisitions initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. Adoption of SFAS No. 141 will not impact the condensed financial statements of the Partnership.

    Under SFAS No. 142, goodwill is no longer subject to amortization over its useful life, rather, it is subject to at least annual assessments of impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles will be amortized over their useful lives. Certain intangibles have indefinite useful lives and will not be amortized. SFAS No. 142 will be implemented by the Partnership on January 1, 2002. All goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the provisions of SFAS No.
142. The Partnership is currently in process of assessing the future impact of adoption of SFAS No. 142.

INFLATION

    Certain of our expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way, provided that we are able to increase our service rates periodically, of which there can be no assurance.
                                       10

                           PART II. OTHER INFORMATION

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

          (A)      EXHIBITS

                   None.

          (B)      REPORTS ON FORM 8-K

                   On May 1, 2001, the Registrant filed a current report on Form 8-K to announce the termination of its sale agreement with Multimedia Acquisition Corp.

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

                                       By:  ENSTAR COMMUNICATIONS CORPORATION
                                            General Partner

Date:  August 14, 2001                 By:  /s/  Paul E. Martin
                                            ------------------------------------
                                            Paul E. Martin, Vice President and
                                            Corporate Controller (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)