Form 10-K405
period 2001-12-31
ENSTAR INCOME PROGRAM II-2 LP
filed 2002-03-29
CIK 757597

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    ------

                        Commission File Number: 000-14505

                        ENSTAR INCOME PROGRAM II-2, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                GEORGIA                                         58-1628872
----------------------------------------                  ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

        12405 POWERSCOURT DRIVE
          ST. LOUIS, MISSOURI                                      63131
----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (314) 965-0555
                                                          ----------------------
Securities registered pursuant to Section 12(b) of the Act:         NONE

Securities registered pursuant to Section 12(g) of the Act:

                                                           Name of each exchange
           Title of each class                               on which registered
           -------------------                               -------------------
 UNITS OF LIMITED PARTNERSHIP INTEREST                              NONE

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

            State the aggregate market value of the voting equity securities held by non-affiliates of the registrant : All of the registrant's 29,880 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.
================================================================================

                    The Exhibit Index is located at Page E-1.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I                                 PAGE
                                                                            ----
Item 1.   Business........................................................    3
Item 2.   Properties......................................................   18
Item 3.   Legal Proceedings...............................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.............   19

                                     PART II

Item 5.   Market for the Registrant's Equity Securities and Related
          Security Holder Matters.........................................   20

Item 6.   Selected Financial Data.........................................   21
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   22
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk......   28
Item 8.   Financial Statements and Supplementary Data.....................   28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure........................................   28

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............   29
Item 11.  Executive Compensation..........................................   32
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management......................................................   33
Item 13.  Certain Relationships and Related Transactions..................   33

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K........................................................   36
Signatures ...............................................................   37

This Annual Report on Form 10-K is for the year ended December 31, 2001. This Annual Report modifies and supersedes documents filed prior to this Annual Report. In addition, information that we file with the Securities and Exchange Commission in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us," and "our" refers to Enstar Income Program II-2, L.P.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

            Enstar Income Program II-2, L.P., a Georgia limited partnership (the "Partnership), is engaged in the ownership and operation of cable television systems serving approximately 7,900 basic customers at December 31, 2001 in and around the cities of Hillsboro, Jerseyville, Nokomis and Pana, Illinois and Malden, Missouri.

            The General Partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner") and Robert
T. Graff, Jr. (the "Individual General Partner"). Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2001, the Corporate General Partner managed cable television systems serving approximately 68,500 basic customers. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc. (also called Charter), the nation's fourth largest cable operator, serving approximately seven million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses. The principal executive offices of the Partnership and the Corporate General Partner are located at 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555.

PROPOSED SALE OF ASSETS

            On August 29, 2001, the Partnership entered into an asset purchase agreement providing for the sale of all of the Partnership's Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $13,541,600 ($2,258 per customer acquired), anticipated to result in a post-closing distribution of approximately $618 per partnership unit, prior to applicable taxes (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. The total sale price has been allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001. Each Selling Partnership will receive the same value per customer. Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and, unless waived by the Purchasers, the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. In addition, the Limited Partners of each of the Selling Partnerships must approve an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships. The Purchasers have indicated that they may waive the requirement of limited partner approval by all six Selling Partnerships. If the Purchasers do waive this requirement, then they might purchase the Illinois systems in more than one closing, and only with respect to those Selling Partnerships that have received the approval of their limited partners. Although it is presently expected that the sale of the Partnership's Illinois systems will be consummated in the second quarter of 2002, there is no assurance regarding completion of the transaction. If the sale is approved in accordance with the terms of the Purchase Agreement, the Partnership will present the results of its Illinois systems as discontinued operations.

            The proposed Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

            As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Partnership, together with certain affiliated partnerships for which the Corporate General Partner also served as a General Partner (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended as of September 29, 2000 (the "Gans Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans Agreement provided for Gans to acquire the assets comprising the Partnership's systems, as well as certain assets of the other Gans Selling Partnerships. Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreement.

            Following termination of the Gans Agreement, the broker once again attempted to market the various Illinois systems of the affiliated partnerships, including the Partnership's system. As a result of a "sealed-bid" auction process, six bids were received and the bid submitted by certain affiliates of the Corporate General Partner was the highest, and exceeded the next highest bid by 25%. Following this second sale process, the Partnership entered into the asset purchase agreement for the Charter Sale. The broker once again also attempted to market the Partnership's remaining system in Malden, Missouri.

CONTINUED OPERATION OF THE MALDEN, MISSOURI SYSTEM

            The Malden, Missouri system is not included in the Charter Sale and will continue to be owned and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner may seek potential purchasers for that system from time to time when it believes market conditions are appropriate. However, the Corporate General Partner can give no assurance of when, or if, the Malden system will ever be sold.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

            The table below sets forth certain operating statistics for the Partnership's cable systems as of December 31, 2001:

                                                                                                   AVERAGE
                                                                                                   MONTHLY
                                                                 PREMIUM                           REVENUE
                   HOMES         BASIC           BASIC           SERVICE          PREMIUM         PER BASIC
SYSTEM NAME      PASSED(1)     CUSTOMERS     PENETRATION(2)      UNITS(3)      PENETRATION(4)    CUSTOMER(5)
-----------      ---------     ---------     --------------      --------      --------------    -----------
Hillsboro, IL      11,649        5,800           49.8%               975            16.8%            $42.38

Malden, MO          3,635        2,065           56.8%               271            13.1%            $36.58
                   ------        -----                             -----

Total              15,284        7,865           51.5%             1,246            15.8%            $40.86
                   ======        =====                             =====

            (1) Homes passed refers to our estimates of the approximate number of dwelling units in a particular community that can be connected to our cable systems without any further extension of principal transmission lines. Estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

            (2) Basic penetration represents basic customers as a percentage of homes passed by cable transmission lines.

            (3) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee.

            (4) Premium penetration represents premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

            (5) Average monthly revenue per basic customer has been computed based on revenue for the year ended December 31, 2001, divided by twelve months, divided by the actual number of basic customers at the end of the year.

SERVICES, MARKETING AND PRICES

            Our cable television systems offer customers various levels of cable services consisting of:

      - broadcast television signals of local network, independent and educational stations;
      - a limited number of television signals originating from distant cities, such as WGN;
      - various satellite delivered, non-broadcast channels, such as CNN, MTV, The USA Network, ESPN, TNT, and The Disney Channel;
      - programming originated locally by the cable television system, such as public, educational and government access programs; and
      - digital services delivered over a hybrid fiber and satellite delivered system.

            For an extra monthly charge, our cable television systems also offer premium television services to their customers. These services, such as HBO and Showtime, are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Regulation and Legislation."

            In October 2001, we began offering customers digital services through a hybrid system that delivers traditional cable television services through the terrestrial cable plant and digital service through a satellite dish mounted at the customer's home. This hybrid digital package includes a digital set top terminal, an interactive electronic programming guide, 45 channels of CD quality digital music, a menu of pay per view channels and at least thirty additional digital channels. Certain digital packages also offer customers one or more premium channels with "multiplexes." Multiplexes give customers access to several different versions of the same premium channels which are varied as to time of broadcast (such as east and west coast time slots) or programming content and theme (such as westerns and romance). A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for our cable television systems. In addition to customer revenues, our cable television systems receive revenues from the sale of available advertising spots on advertiser-supported programming and also offer to our customers home shopping services, which pay the Partnership a share of revenues from sales of products to our customers, in addition to paying us a separate fee in return for carrying their shopping service.

            Our marketing strategy is to provide added value to increasing levels of subscription services through packaging. In addition to the basic service package, customers in substantially all of our cable television systems may purchase additional unregulated packages of satellite-delivered services and premium services. Our service options vary from system to system, depending upon a cable system's channel capacity and viewer interests. We employ radio and local newspaper advertising to market our services. In some cable television systems, we offer discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. We also have a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

            Rates for services also vary from market to market and according to the type of services selected. Under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), most cable television systems are subject to rate regulation of the basic service tier, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of our cable television systems not deemed to be subject to effective competition under the Federal Communications Commission's (the "FCC") definition. Currently, none of our cable television systems are subject to effective competition. See "Regulation and Legislation."

            At December 31, 2001, our monthly prices for basic cable service for residential customers, including certain discounted prices, ranged from $21.60 to $24.50 and our premium price was $11.95, excluding special promotions offered periodically in conjunction with our marketing programs. A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. We offer most multi-unit dwellings a negotiated bulk price in exchange for single-point billing and basic service to all units. These prices are also subject to regulation.

PROGRAMMING

            We purchase basic and premium programming for our systems from Charter based on Charter's actual cost. Charter's programming costs are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurances can be given that Charter's, and correspondingly our, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. Management believes, however, that Charter's relations with its programming suppliers generally are good.

            Our cable programming costs have increased in recent years due to additional programming being provided to basic customers. In addition we are facing higher costs to carry local broadcast channels who elect retransmission carriage agreements. Programming costs have increased in the past, and are expected to continue to increase due to increased costs to produce or purchase cable programming (generally with particularly significant increases occurring with respect to sports programming), inflationary increases and other factors.

CABLE SYSTEM AND TECHNOLOGY

            A cable television system receives television, radio and data signals at the system's headend site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service. The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. Our current policy is to utilize fiber optic technology where applicable in rebuild projects which we undertake. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower ongoing maintenance and power costs and improved picture quality and reliability.

            In calendar year 1998, the Partnership completed the upgrade of its cable system served by the Jerseyville headend (24% of the Partnership's cable plant) to 750 megahertz, offering up to 110 channels. The total cost for this rebuild was approximately $2.1 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The technical standard for this upgrade incorporates the use of fiber optic technology to enable future channels of analog service as well as new digital services, although additional electronics and equipment are necessary at the headend to activate two-way capability. The system architecture permits the introduction of high-speed data transmission/Internet access and telephony services in the future after incurring incremental capital expenditures related to these services.

            The headends located in Hillsboro and Nokomis, Illinois, covering approximately 30% of the Partnership's cable plant, operate at 450 megahertz and are limited to 60 channels while the headend located in Malden, Missouri, covering approximately 26% of the Partnership's cable plant, operates at 275 megahertz and is limited to 30 channels. The headend in Malden has no available channel capacity to accommodate the addition of new channels or to provide pay-per-view offerings to customers. The headend located in the Pana, Illinois (20% of the Partnership's cable plant) does currently have pay per view offerings. As a result, capital for future upgrades will be required in order to increase available channel capacity in those systems, improve quality of service and facilitate the expansion of new services such as advertising, additional pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that our cable television systems remain competitive within the industry.

            The Partnership's capital expenditures for upgrades have been made with available funds and have enhanced the economic value of the Partnership's systems. Significant capital would be required for a comprehensive plant and head-end upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The estimated cost of completing a comprehensive upgrade of the Partnership's systems in order to activate two-way capability from all four headends, as well as to increase channel capacity and allow additional video services at the Hillsboro and Nokomis, Illinois headends and Malden, Missouri headend, would be approximately $5.2 million (for an upgrade to 550 megahertz (MHz) capacity) to $6.1 million (for an upgrade to 870 MHz capacity). Given the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. Provided there are available funds, the Corporate General Partner will, however, continue to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of the Partnership's systems and be economically prudent.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

            We place a strong emphasis on customer service and community relations and believe that success in these areas is critical to our business. We have developed and implemented a wide range of internal training programs for employees, including our regional managers, that focus on our operations and employee interaction with customers. The effectiveness of our training programs relating to employees' interaction with customers is monitored on an ongoing basis. We are also committed to fostering strong community relations in the towns and cities we serve. We support many local charities and community causes in various ways, including in-kind donations that include production services and free air-time on major cable networks. We also participate in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, we install and provide free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which we operate.

FRANCHISES

            As of December 31, 2001, we operated cable systems in 11 franchise areas, pursuant to permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and may not be transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, franchises can require us to pay the granting authority a franchise fee of up to 5% of gross revenues as defined by the franchise agreements, which is the maximum amount that may be charged under the applicable law.

            Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the granting authorities. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") provides for, among other things, an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied the franchising authority may acquire ownership of the system or effect a transfer of the system to another person, the operator generally is entitled to the fair market value for the system covered by such franchise, but no value may be attributed to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Regulation and Legislation." In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments, such as technological upgrades to the system. Although historically we have been able to renew our franchises without incurring significant costs, we cannot assure you that any particular franchise will be renewed or that it can be renewed on commercially favorable terms. Our failure to obtain renewals of our franchises, especially those areas where we have the most customers, would have a material adverse effect on our business, results of operations and financial condition.

            Under the 1996 Telecommunications Act ("1996 Telecom Act"), state and local authorities are prohibited from limiting, restricting or conditioning the provision of telecommunications services. They may, however, impose "competitively neutral" requirements and manage the public rights-of-way. Granting authorities may not require a cable operator to provide telecommunications services or facilities, other than institutional networks, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also limits franchise fees to an operator's cable-related revenues and clarifies that they do not apply to revenues that a cable operator derives from providing new telecommunications services.

            We believe our relations with the franchising authorities under which our systems are operated are generally good. Substantially all of the material franchises relating to our systems which are eligible for renewal have been renewed or extended at or prior to their stated expiration dates.

            The following table groups the franchises of our cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic customers for each group as of December 31, 2001:

                                                  NUMBER OF       PERCENTAGE OF
            YEAR OF            NUMBER OF            BASIC             BASIC
      FRANCHISE EXPIRATION     FRANCHISES         CUSTOMERS         CUSTOMERS
      --------------------    ------------      ------------      ------------
      Prior to 2003                     --                --                --
      2003 - 2007                        2               708               9.0%
      2008 and after                     9             7,157              91.0%
                              ------------      ------------      ------------

      Total                             11             7,865             100.0%
                              ============      ============      ============

            We operate cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which we believe no franchise is necessary. In the aggregate, approximately 366 customers, comprising approximately 4.7% of our customers, are served by unfranchised portions of such systems. We have never had a franchise revoked for any of our systems and we believe that we have satisfactory relationships with substantially all of our franchising authorities.

COMPETITION

            We face competition in the areas of price, products and services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. We operate in a very competitive business environment which can adversely affect our business and operations.

            Through business developments such as the merger of Tele-Communications, Inc. and AT&T and the merger of America Online, Inc. (AOL) and Time Warner Inc., customers have come to expect a variety of services from a single provider. While these mergers are not expected to have a direct or immediate impact on our business, they encourage providers of cable and telecommunications services to expand their service offerings. They also encourage consolidation in the cable industry, such as the proposed merger of AT&T Broadband with Comcast Corp., the largest and third largest cable providers in the country, as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

            Our key competitors include:

            DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 17 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical analog cable system.

            DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and they faced mandatory carriage obligations of less popular broadcast stations as of January 2002. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology, and the DBS companies currently offer local broadcast programming only in the larger U.S. markets. The DBS industry initiated a judicial challenge to the 2002 requirement mandating carriage of less popular broadcast stations. This lawsuit alleges that the requirement (similar to the one applicable to cable systems) is unconstitutional. The federal district court and circuit court both rejected the DBS industry's constitutional challenge, but the industry is now seeking review by the U.S. Supreme Court.

            In October 2001, EchoStar and DirecTV, the two largest DBS providers in the country, announced EchoStar's planned merger with DirecTV, subject to, among other things, regulatory approval. If approved by regulators and consummated, the proposed merger would provide expanded transmission capacity for a single company serving more than 17 million customers. It is unclear what impact the consolidation of these two companies will have on the competition we face from the DBS industry. EchoStar and DirecTV have announced, however, that the merger would afford the surviving entity sufficient capacity to expand the carriage of local broadcast programming to every U.S. television market.

            DSL. The deployment of digital subscriber line technology, known as DSL, allows Internet access to subscribers at data transmission speeds greater than available over conventional telephone lines. DSL service therefore is competitive with high-speed Internet access over cable systems. Several telephone companies and other companies offer DSL service. There are bills now before Congress that would reduce regulation of Internet services offered by incumbent telephone companies, and the FCC recently initiated a rulemaking proceeding that could materially reduce existing regulation of DSL service, essentially freeing such service from traditional telecommunications regulation. The FCC's decisions and policies in this area are subject to change. We cannot predict the likelihood of success of the Internet access services offered by our competitors, or the impact on our business and operations of these competitive ventures.

            DSL and other forms of high-speed Internet access provide competition to our own provision of Internet access. For example, EchoStar and DirecTV have both begun the provision of high-speed Internet access to residential consumers. High-speed Internet access also facilitates the streaming of video into homes and businesses. As the quality and availability of video streaming over the Internet improve, video streaming may compete with the traditional delivery of video programming services over cable systems. It is possible that programming suppliers will consider bypassing cable operators and market their services directly to the consumer through video streaming over the Internet.

            BROADCAST TELEVISION. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. The recent licensing of digital spectrum by the FCC will provide incumbent television licenses with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

            TRADITIONAL OVERBUILDS. Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area. It is possible that a franchising authority might grant a second franchise to another cable operator and that such a franchise might contain terms and conditions more favorable than those afforded us. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the system's cable system, may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as public utilities that already possess fiber optic and other transmission lines in the areas they serve, may over time become competitors. There are a number of cities that have constructed their own cable systems, in a manner similar to city-provided utility services. There also has been interest in traditional overbuilds by private companies. Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor's overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than us. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming. As of December 31, 2001, the Partnership is unaware of any overbuild situations in its cable systems.

            TELEPHONE COMPANIES AND UTILITIES. The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecommunications Act ("1996 Telecom Act"), which was designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

            Several telephone companies have obtained or are seeking cable franchises from local governmental authorities and are constructing cable systems. Some local exchange carriers may choose to make broadband services available under the open video regulatory framework of the FCC or through wireless technology. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. Although enthusiasm on the part of local exchange carriers appears to have waned in recent months, the entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

            The telecommunications industry is highly competitive and includes competitors with greater financial and personnel resources, who have brand name recognition and long-standing relationships with regulatory authorities and customers. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable operators, local exchange carriers and others may result in providers capable of offering cable television, Internet, and telecommunications services in direct competition with us.

            Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

            PRIVATE CABLE. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDUs", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services which are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The FCC ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this FCC policy.

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

REGULATION AND LEGISLATION

            The following summary addresses the key regulatory developments and legislation affecting the cable industry.

            The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

            The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations.

            CABLE RATE REGULATION. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced "effective competition" in their local franchise area. Federal law defines "effective competition" on a community-specific basis as requiring satisfaction of certain conditions. These conditions are not typically satisfied in the current marketplace; hence, most cable systems potentially are subject to rate regulation. However, with the rapid growth of DBS, it is likely that additional cable systems will soon qualify for "effective competition" and thereby avoid further rate regulation.

            Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service - the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

            As of December 31, 2001, none of our local franchising authorities were certified to regulate basic tier rates. Because the 1992 Cable Act permits communities to certify and regulate prices at any time, it is possible that additional localities served by the systems may choose to certify and regulate basic prices in the future.

            For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the FCC that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost of service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

            With regard to cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, the FCC historically administered rate regulation of these tiers. Under the 1996 Telecom Act, however, the FCC's authority to regulate cable programming service tier rates expired on March 31, 1999. The FCC still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. As of December 31, 2001, we had no cable programming service tier rate complaints pending at the FCC. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility.

            Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis, subject to a technology exception which expires in October 2002. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

            CABLE ENTRY INTO TELECOMMUNICATIONS AND POLE ATTACHMENT RATES. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. A cable operator is authorized under the 1996 Telecom Act to provide telecommunications services without obtaining a separate local franchise. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the United States Supreme Court.

            Cable entry into telecommunications will be affected by the rulings and regulations implementing the 1996 Telecom Act, including the rules governing interconnection. A cable operator offering telecommunications services generally needs efficient interconnection with other telephone companies to provide a viable service. A number of details designed to facilitate interconnection are subject to ongoing regulatory and judicial review, but the basic obligation of incumbent telephone companies to interconnect with competitors, such as cable companies offering telephone service, is well established. Even so, the economic viability of different interconnection arrangements can be greatly affected by regulatory changes. Consequently, we cannot predict whether reasonable interconnection terms will be available in any particular market we may choose to enter.

            INTERNET SERVICE. Over the past several years, proposals have been advanced at the FCC and Congress that would require cable operators to provide non-discriminatory access to unaffiliated Internet service providers and online service providers. Several local franchising authorities actually adopted mandatory "open access" requirements, but various federal courts have rejected each of these actions, relying on different legal theories.

            In March 2002, the FCC ruled that cable modem service (that is, the provision of high speed internet access over cable system infrastructure) is an interstate information service, rather than a cable or telecommunications service. This classification should leave cable modem service exempt from the burdens associated with traditional cable and telecommunications regulation. Indeed, the FCC tentatively concluded that revenue earned from the provision of cable service is not subject to local cable franchise fee assessments. With regard to the open access question, the FCC specifically held that, regardless of classification, regulatory forbearance should now apply.

            The full consequences of classifying cable modem service as an interstate information service are not yet fully known. The FCC is already considering whether providers of cable modem service should contribute to the federal government's universal service fund. This contribution could more than offset the savings associated with excluding cable modem service from local franchise fee assessments. The FCC also initiated a rulemaking proceeding to determine whether its jurisdiction over information services still might warrant imposition of open access requirements in the future. Finally, the information services classification itself is likely to be subject to judicial review. If regulators ultimately were allowed to impose Internet access requirements on cable operators, it could burden the capacity of cable systems and complicate our own plans for providing Internet service.

            TELEPHONE COMPANY ENTRY INTO CABLE TELEVISION. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers already are providing video programming services within their telephone service areas through a variety of distribution methods.

            Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. Even then, the FCC revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

            Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of cable systems serving an overlapping territory. Cable operator buyouts of overlapping local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market, also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

            ELECTRIC UTILITY ENTRY INTO TELECOMMUNICATIONS/CABLE TELEVISION. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming.

            ADDITIONAL OWNERSHIP RESTRICTIONS. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership, including broadcast network/cable restrictions, but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals recently struck down this remaining cross-ownership prohibition, concluding that the FCC had failed to explain why its continuation was "necessary" in the public interest. In the same decision, the Court struck down another FCC regulation precluding any entity from operating broadcast television stations serving more than 35% of the nation. If these rulings withstand further administrative and judicial review, they may trigger additional consolidation among domestic media companies.

            Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the FCC adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the FCC had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. As a result, an existing divestiture requirement on AT&T was suspended. The FCC is now considering replacement regulations. These ownership restrictions may be affected by the proposed merger of EchoStar and DirecTV and the proposed merger of AT&T Broadband and Comcast Cable. These recently announced transactions involve the nation's two largest DBS providers and the nation's largest and third largest cable operators. The proposed combinations might prompt additional consolidation in the cable industry and are likely to heighten regulatory concerns regarding industry consolidation. Although any resulting restrictions could be limited to the particular entities involved, it is also possible that the restrictions would apply to other cable operators, including us.

            MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage requirement that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems simultaneously must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion. The FCC is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator's obligation is limited to carriage of the primary video signal. If the Commission reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital must carry could be significantly increased.

            ACCESS CHANNELS. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The FCC rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

            ACCESS TO PROGRAMMING. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring their cable operators over new competitors and requires such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This prohibition is scheduled to expire in October 2002, unless the FCC determines in a pending proceeding that an extension is necessary to protect competition and diversity. There also has been interest expressed in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements, and subjecting terrestrially-delivered programming (especially regional sports networks) to the program access requirements. Terrestrially-delivered programming is programming delivered other than by satellite and is currently exempt from the ban on exclusivity. These changes should not have a dramatic impact on us, but would limit potential competitive advantages we now enjoy. DBS providers have no similar restrictions on exclusive programming contracts. Pursuant to the Satellite Home Viewer Improvement Act, the FCC has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

            INSIDE WIRING; SUBSCRIBER ACCESS. In an order issued in 1997, the FCC established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. The FCC has also proposed terminating all exclusive multiple dwelling unit service agreements held by incumbent operators, but allowing such contracts when held by new entrants. In another proceeding, the FCC has preempted restrictions on the deployment of private antennae on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This FCC ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

            OTHER REGULATIONS OF THE FEDERAL COMMUNICATIONS COMMISSION. In addition to the FCC regulations noted above, there are other regulations of the FCC covering such areas as:

            -     subscriber privacy,
            -     programming practices, including, among other things,
                  (1) blackouts of programming offered by a distant broadcast signal carried on a cable system which duplicates the programming for which a local broadcast station has secured exclusive distribution rights,
                  (2)   local sports blackouts,
                  (3)   indecent programming,
                  (4)   lottery programming,
                  (5)   political programming,
                  (6)   sponsorship identification,
                  (7)   children's programming advertisements, and
                  (8)   closed captioning,
            -     registration of cable systems and facilities licensing,
            -     maintenance of various records and public inspection files,
            -     aeronautical frequency usage,
            -     lockbox availability,
            -     antenna structure notification,
            -     tower marking and lighting,
            -     consumer protection and customer service standards,
            -     technical standards,
            -     equal employment opportunity,
            -     consumer electronics equipment compatibility, and
            -     emergency alert systems.

            The FCC ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000.

            ADDITIONAL REGULATORY POLICIES MAY BE ADDED IN THE FUTURE. The FCC recently initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission's review of the AOL-Time Warner merger, is in its earliest stages, but is yet another expression of regulatory concern regarding control over cable capacity.

            COPYRIGHT. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

            STATE AND LOCAL REGULATION. Cable systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

            The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states, including Connecticut, subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system's gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming. Certain states are considering the imposition of new broadly applied telecommunications taxes.

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

            Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the FCC tentatively held that a cable operator's provision of Internet access service should not subject the operator to additional franchising requirements nor should the revenue derived from such service be subject to local franchise fee assessments.

            Additional regulatory policies may be added in the future. The Federal Communications Commission recently initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the Commission's review of the AOL-Time Warner merger, is in its earliest stages, but is yet another expression of regulatory concern regarding control over cable capacity.

EMPLOYEES

            The various personnel required to operate our business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and Charter. The Partnership believes that its relations with its employees are good. As of December 31, 2001, we had one employee, the cost of which is charged directly to the Partnership. The employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Partnership for reimbursement pursuant to the Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") and the management agreement between the Partnership and Enstar Cable Corporation (the "Management Agreement"). The amounts of these reimbursable costs are set forth in Item 11. "Executive Compensation."

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

ITEM 3. LEGAL PROCEEDINGS

            We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such matters will not have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

            While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 657 as of December 31, 2001. In addition to restrictions on the transferability of units described in our Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

DISTRIBUTIONS

            The amended Partnership Agreement generally provides that all cash distributions (as defined) be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The Partnership Agreement also provides that all partnership profits, gains, operational losses, and credits (all as defined) be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 18% of their initial investments less any distributions from previous system sales and cash distributions from operations after Capital Payback. Thereafter, the respective allocations will be made 15% to the General Partners and 85% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to Limited Partners will be based on their respective limited partnership ownership interests.

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

            The policy of the Corporate General Partner, although not recognized by the terms of the Partnership Agreement, is to cause the Partnership to make cash distributions on a quarterly basis throughout the operational life of the Partnership, assuming the availability of sufficient cash flow from Partnership operations. The amount of such distributions, if any, will vary from quarter to quarter depending upon our results of operations and the Corporate General Partner's determination of whether otherwise available funds are needed for the Partnership's ongoing working capital and liquidity requirements.

            We began making periodic cash distributions to the Limited Partners from operations during 1986. No distributions were made during 2001, 2000, or 1999. As a result of its liquidity requirements, management has concluded that it is not prudent for the Partnership to resume paying distributions at this time.

            Our ability to pay distributions and the actual amount of distributions paid depends on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of refinancing, regulatory or legislative developments governing the cable television industry and the sale of cable system assets and growth in customers. Some of these factors are beyond our control, and consequently, we cannot make assurances regarding the level or timing of future distributions.

ITEM 6. SELECTED FINANCIAL DATA

            The table below presents selected financial data of the Partnership for the five years ended December 31, 2001. This data should be read in conjunction with the Partnership's financial statements included in Item 8. "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                          YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                         2001              2000             1999             1998             1997
                                             ------------      ------------      -----------      -----------      -----------
  Revenues                                   $  3,856,100      $  3,916,300      $ 3,928,800      $ 3,968,300      $ 3,836,000
  Operating expenses                           (2,370,400)       (2,215,800)      (2,308,000)      (2,219,000)      (2,094,100)
  Depreciation and amortization                  (422,300)         (503,400)        (625,600)        (671,100)        (706,300)
                                             ------------      ------------      -----------      -----------      -----------

  Operating income                              1,063,400         1,197,100          995,200        1,078,200        1,035,600

  Interest income                                 279,600           375,500          225,200          175,100          129,000
  Interest expense                                     --                --          (18,400)         (15,300)         (22,300)
  Loss on disposal of cable assets                     --                --               --           (1,500)              --
  Other expense                                   (43,400)          (26,700)              --               --               --
                                             ------------      ------------      -----------      -----------      -----------

  Net income                                 $  1,299,600      $  1,545,900      $ 1,202,000      $ 1,236,500      $ 1,142,300
                                             ============      ============      ===========      ===========      ===========

PER UNIT OF LIMITED PARTNERSHIP INTEREST:

   Net income                                $      43.06      $      51.22      $     39.83      $     40.97      $     37.85
                                             ============      ============      ===========      ===========      ===========

OTHER OPERATING DATA

   Net cash from operating activities        $  2,705,200      $  1,745,600      $ 1,658,800      $ 1,671,300      $ 2,062,900
   Net cash from investing activities            (146,300)         (311,700)        (374,400)        (281,800)        (952,200)
   EBITDA(1)  (Unaudited)                       1,442,300         1,673,800        1,620,800        1,749,300        1,741,900
   EBITDA as a percentage of revenues
      (Unaudited)                                    37.4%             42.7%            41.3%            44.1%            45.4%
   Capital expenditures                      $    147,900      $    309,700      $   367,300      $   273,000      $   930,600

                                                                             AS OF DECEMBER 31,
                                             ---------------------------------------------------------------------------------
BALANCE SHEET DATA                               2001              2000             1999             1998             1997
                                             ---------------------------------------------------------------------------------
    Total assets                             $ 12,316,400      $ 10,241,300      $ 8,890,700      $ 7,797,300      $ 6,649,400
    General Partners' capital (deficit)            38,700            25,700           10,200           (1,800)         (14,200)
    Limited Partners' capital                $ 11,200,700      $  9,914,100      $ 8,383,700      $ 7,193,700      $ 5,969,600

----------

      (1) EBITDA represents earnings before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a cable company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating, investing or financing activities, as determined in accordance with generally accepted accounting principles (GAAP). EBITDA should also not be construed as an indication of a company's operating performance or as a measure of liquidity. In addition, because EBITDA may not be calculated consistently by all companies, the presentation here in may not be comparable to other similarly titled measures of other companies. Management's discretionary use of funds depicted by EBITDA may be limited by working capital, debt service and capital expenditure requirements and by restrictions related to legal requirements, commitments and uncertainties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

            The 1992 Cable Act required the FCC to, among other things, implement extensive regulation of the prices charged by cable television systems for basic and premium service tiers, installation, and equipment leased by customers. Compliance with those price regulations has had a negative impact on our revenues and cash flow. The 1996 Telecommunications Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecommunications Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or their effect on our business. Accordingly, our historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

           YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

            Revenues decreased $60,200 from $3,916,300 to $3,856,100, or 1.5%, for the year ended December 31, 2001 as compared to 2000. The decrease is due to a decline in the number of basic and premium service customers. As of December 31, 2001 and 2000, we had approximately 7,900 and 8,400 basic service customers, respectively, and 1,200 and 2,100 premium service customers, respectively.

            The Partnership reimburses the Corporate General Partner and its affiliates for service costs and general and administrative expenses based on actual costs incurred on behalf of the Partnership. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses increased $154,600 from $2,215,800 to $2,370,400, or 7.0%, for the year ended December 31, 2001 as compared to 2000.

            Service costs increased $58,800 from $1,182,900 to $1,241,700, or 5.0%, for the year ended December 31, 2001 as compared to 2000. Service costs represent costs directly attributable to providing cable services to customers. The increase is primarily due to increased programming costs incurred by the Partnership in 2001 as compared to 2000.

            General and administrative expenses increased $38,700 from $394,400 to $433,100, or 9.8%, for the year ended December 31, 2001 as compared to 2000, primarily due to an increase in professional fees and bad debt expense.

            General partner management fees and reimbursed expenses increased $57,100 from $638,500 to $695,600, or 8.9%, for the year ended December 31, 2001 as compared to 2000. The increase is due to an increase in service costs being provided and billed to us by Charter during the year ended December 31, 2001 as compared to 2000.

            Depreciation and amortization expense decreased $81,100 from $503,400 to $422,300, or 16.1%, for the year ended December 31, 2001 as compared to 2000 due to fewer capital expenditures and certain fixed assets becoming fully depreciated during 2000 and 2001.

            Due to the factors described above, operating income decreased $133,700 from $1,197,100 to $1,063,400, or 11.2%, for the year ended December
31, 2001 as compared to 2000.

            Interest income decreased $95,900 from $375,500 to $279,600, or 25.5%, for the year ended December 31, 2001 as compared to 2000, primarily due to lower average cash balances available for investment during 2001 coupled with a decrease in average interest rates.

            Other expense of $43,400 and $26,700 for the years ended December 31, 2001 and 2000, respectively, represent legal and proxy costs associated with the proposed sales of the Partnership's assets.

            Due to the factors described above, our net income decreased $246,300 from $1,545,900 to $1,299,600, or 15.9%, for the year ended December
31, 2001 as compared to 2000.

            Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. Due to the factors described above, EBITDA decreased $231,500 from $1,673,800 to $1,442,300, or 13.8%. EBITDA as a percentage of revenues decreased 5.3% from 42.7% during 2000 to 37.4% in 2001.

            Operating activities provided $959,600 more cash in the year ended December 31, 2001 than in 2000. Changes in liabilities owed to affiliates and third-party creditors provided $961,800 more cash in 2001 due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $316,200 more cash in 2001 than in 2000 due to differences in the timing of receivable collections and in the payment of prepaid expenses.

            We used $165,400 less cash in investing activities in 2001 than in 2000 primarily due to a $161,800 decrease in capital expenditures.

           YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

            Revenues decreased $12,500 from $3,928,800 to $3,916,300, or less than 1.0%, for the year ended December 31, 2000 as compared to 1999. Of the decrease, $60,900 was due to decreases in the number of subscriptions for basic, premium, tier and equipment rental services and $102,700 was due to decreases in other revenue producing items. The decrease was partially offset by a $151,100 increase in regulated prices that we implemented in 2000. As of December 31, 2000 and 1999, we had approximately 8,400 and 8,700 basic customers and 2,100 and 1,500 premium service units, respectively.

            Effective with the acquisition of the Corporate General Partner and certain affiliates by Charter on November 12, 1999, certain activities previously performed by the Partnership and expensed through service cost and general and administrative expense have been either eliminated by Charter, or have been performed by Charter and then been reimbursed by the Partnership based on Charter's costs incurred. These reimbursed costs are included in general partner management fees and reimbursed expenses on the Partnership's statements of operations. The total of service costs, general and administrative expenses and general partner management fees and reimbursed expenses decreased $92,200 from $2,308,000 to $2,215,800, or 4.0%, for the year ended December 31, 2000 as compared to 1999.

            Service costs decreased $119,900 from $1,302,800 to $1,182,900, or 9.2%, for the year ended December 31, 2000 as compared to 1999. Service costs represent costs directly attributable to providing cable services to customers. The decrease is primarily due to decreases in programming fees, personnel costs and certain costs incurred by the Partnership prior to the Charter acquisition that are now incurred by Charter and reimbursed by the Partnership, as described above. Programming fees decreased as a result of lower prices that Charter has extended to us and a decrease in customers.

            General and administrative expenses decreased $84,100 from $478,500 to $394,400, or 17.6%, for the year ended December 31, 2000 as compared to 1999. As discussed above, Charter now performs certain management and operational functions formerly performed by the Partnership. This has resulted in more reimbursable costs and lower service costs and general and administrative expenses.

            General partner management fees and reimbursed expenses increased $111,800 from $526,700 to $638,500, or 21.2%, for the year ended December 31,
2000 as compared to 1999. General partner management fees decreased in direct relation to decreased revenues as described above. As described above, Charter now performs certain management and operational functions formerly performed by the Partnership. This has resulted in us recording more reimbursable costs and lower service costs and general and administrative expenses.

            Depreciation and amortization expense decreased $122,200 from $625,600 to $503,400, or 19.5%, for the year ended December 31, 2000 as compared to 1999 due to certain plant assets becoming fully depreciated.

            Due to the factors described above, operating income increased $201,900 from $995,200 to $1,197,100, or 20.3%, for the year ended December 31,
2000 as compared to 1999.

            Interest income, net of interest expense, increased $168,700 from $206,800 to $375,500, or 81.6%, for the year ended December 31, 2000 as compared to 1999, primarily due to higher average cash balances available for investment during 2000 and to the reclassification of certain bank charges from interest expense to general and administrative expense.

            Other expense of $26,700 for the year ended December 31, 2000 consisted of legal and proxy costs associated with the proposed sale of the Partnership's assets.

            Due to the factors described above, our net income increased $343,900 from $1,202,000 to $1,545,900, or 28.6%, for the year ended December
31, 2000 as compared to 1999.

            Based on our experience in the cable television industry, we believe that income before interest, income taxes, depreciation and amortization, or EBITDA, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. Due to the factors described above, EBITDA increased $53,000 from $1,620,800 to $1,673,800, or 3.3%. EBITDA as a percentage of revenues increased 1.4% from 41.3% during 1999 to 42.7% in 2000.

            Operating activities provided $86,800 more cash in the year ended December 31, 2000 than in 1999. We used $77,700 more cash to pay liabilities owed to affiliates and third-party creditors in 2000 due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets used $48,200 more cash in 2000 than in 1999 due to differences in the timing of receivable collections and in the payment of prepaid expenses.

            We used $62,700 less cash in investing activities in 2000 than in 1999 due to a $57,600 decrease in capital expenditures and a $5,100 decrease in spending for intangible assets.

LIQUIDITY AND CAPITAL RESOURCES

            Our primary objective, having invested our net offering proceeds in cable television systems, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and any planned capital requirements relating to the expansion, improvement and upgrade of our cable systems.

            We believe that cash generated by operations of the Partnership will be adequate to fund capital expenditures, debt service and other liquidity requirements in 2002 and beyond. At this time, the Partnership does not anticipate making significant additional upgrades to cable plant or headend electronics because of the contemplated sale of assets. See "Results of Operations" for discussion regarding cash from operating, investing and financing activities.

INVESTING ACTIVITIES

            The Partnership's capital expenditures for upgrades have been made with available funds and have enhanced the economic value of the Partnership's systems. Significant capital would be required for a comprehensive plant and head-end upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. The estimated cost of completing a comprehensive upgrade of the Partnership's systems in order to activate two-way capability from all four headends, as well as to increase channel capacity and allow additional video services at the Hillsboro and Nokomis, Illinois headends and Malden, Missouri headend, would be approximately $5.2 million (for an upgrade to 550 megahertz (MHz) capacity) to $6.1 million (for an upgrade to 870 MHz capacity). Given the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. Provided there are available funds, the Corporate General Partner will, however, continue to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of the Partnership's systems and be economically prudent.

PROPOSED SALE OF ASSETS

            On August 29, 2001, the Partnership entered into an asset purchase agreement providing for the sale of all of the Partnership's Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $13,541,600 ($2,258 per customer acquired), anticipated to result in a post-closing distribution of approximately $618 per partnership unit, prior to applicable taxes (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. The total sale price has been allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001. Each Selling Partnership will receive the same value per customer. Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and, unless waived by the Purchasers, the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. In addition, the Limited Partners of each of the Selling Partnerships must approve an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships. The Purchasers have indicated that they may waive the requirement of limited partner approval by all six Selling Partnerships. If the Purchasers do waive this requirement, then they might purchase the Illinois systems in more than one closing, and only with respect to those Selling Partnerships that have received the approval of their limited partners. Although it is presently expected that the sale of the Partnership's Illinois systems will be consummated in the second quarter of 2002, there is no assurance regarding completion of the transaction. If the sale is approved in accordance with the terms of the Purchase Agreement, the Partnership will present the results of its Illinois systems as discontinued operations.

            The proposed Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

            As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Partnership, together with certain affiliated partnerships for which the Corporate General Partner also served as a General Partner (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended as of September 29, 2000 (the "Gans Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans Agreement provided for Gans to acquire the assets comprising the Partnership's systems, as well as certain assets of the other Gans Selling Partnerships. Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreement.

            Following termination of the Gans Agreement, the broker once again attempted to market the various Illinois systems of the affiliated partnerships, including the Partnership's system. As a result of a "sealed-bid" auction process, six bids were received and the bid submitted by certain affiliates of the Corporate General Partner was the highest, and exceeded the next highest bid by 25%. Following this second sale process, the Partnership entered into the asset purchase agreement for the Charter Sale. The broker once again also attempted to market the Partnership's remaining system in Malden, Missouri.

            The Malden, Missouri system is not included in the Charter Sale and will continue to be owned and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner may seek potential purchasers for that system from time to time when it believes market conditions are appropriate. However, the Corporate General Partner can give no assurance of when, or if, the Malden system will ever be sold.

FINANCING ACTIVITIES

            At December 31, 2001, the Partnership had no debt outstanding. The Partnership relies upon cash flow from operations to meet liquidity requirements and fund necessary capital expenditures. Although the Partnership currently maintains a cash balance, there can be no assurance that the Partnership's future cash flows combined with available cash will be adequate to meet its future liquidity requirements or to fund future capital expenditures.

CERTAIN TRENDS AND UNCERTAINTIES

            The Partnership maintains insurance coverage for all of the cable television properties owned or managed by it to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Partnership.

            Approximately 74% of our customers are served by our system in Hillsboro, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

            Although we do not believe that the terrorist attacks on September 11, 2001 and the related events have resulted in any material changes to its business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce the Partnership's revenues and operating cash flow, as well as the collectibility of accounts receivable.

RECENTLY ISSUED ACCOUNTING STANDARDS

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the Partnership on July 1, 2001. Management believes that adoption of SFAS No. 141 did not have an impact on the financial statements of the Partnership.

            Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles continue to be amortized over their useful lives. SFAS 142 was implemented by the Partnership on January 1, 2002. Management believes that adoption of SFAS No. 142 did not have a material impact on the financial statements of the Partnership.

            Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Management believes that adoption of SFAS No. 143 will not have a material impact on the financial statements of the Partnership.

            In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Partnership on January 1, 2002. The Partnership is currently in process of assessing the impact of adoption of SFAS No. 144. See "Proposed Sale of Assets."

INFLATION

            Certain of our expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material way, provided that we are able to increase our prices periodically, of which there can be no assurance. See "Regulation and Legislation."

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            We are not exposed to material market risks associated with financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The index to the financial statements and related financial information required to be filed hereunder is located on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Previously reported in Current Report on Form 8-K, dated July 18, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The General Partners of the Partnership may be considered, for certain purposes, the functional equivalents of directors and executive officers. The Corporate General Partner is Enstar Communications Corporation, and Robert T. Graff, Jr. is the Individual General Partner. As part of Falcon Cablevision's September 30, 1988, acquisition of the Corporate General Partner, Falcon Cablevision received an option to acquire Mr. Graff's interest as Individual General Partner of the Partnership and other affiliated cable limited partnerships that he previously co-sponsored with the Corporate General Partner, and Mr. Graff received the right to cause Falcon Cablevision to acquire such interests. These arrangements were modified and extended in an amendment dated September 10, 1993, pursuant to which, among other things, the Corporate General Partner obtained the option to acquire Mr. Graff's interest in lieu of the purchase right described above which had been previously granted to Falcon Cablevision. Since its incorporation in Georgia in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a general partner of 14 limited partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary.

            The directors and executive officers of the Corporate General Partner as of March 15, 2002, all of whom have their principal employment in a comparable position with Charter, are named below:

NAME                   POSITION
----                   --------
Carl E. Vogel          President and Chief Executive Officer

David G. Barford       Executive Vice President and Chief Operating Officer

Kent D. Kalkwarf       Executive Vice President and Chief Financial Officer

Steven A. Schumm       Director of the Corporate General Partner, Executive Vice
                       President and Assistant to the President

Steven E. Silva        Executive Vice President - Corporate Development and
                       Chief Technology Officer

David C. Andersen      Senior Vice President - Communications

J. Christian Fenger    Senior Vice President of Operations - Western Division

Eric A. Freesmeier     Senior Vice President - Administration

Thomas R. Jokerst      Senior Vice President - Advanced Technology Development

Ralph G. Kelly         Senior Vice President - Treasurer

David L. McCall        Senior Vice President of Operations - Eastern Division

Majid R. Mir           Senior Vice President - Telephony and Advanced Services

John C. Pietri         Senior Vice President - Engineering

Michael E. Riddle      Senior Vice President and Chief Information Officer

William J. Schreffler  Senior Vice President of Operations - Midwest Division

Curtis S. Shaw         Senior Vice President, General Counsel and Secretary

Paul E. Martin         Vice President, Corporate Controller and Principal
                        Financial Officer for Partnership Matters

            Except for above-named executive officers who joined Charter after November 1999, such officers were appointed to their position with the Corporate General Partner following Charter's acquisition of control in November 1999, have been employees of Charter since November 1999, and immediately prior to

November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

CARL E. VOGEL, 44, President and Chief Executive Officer. Mr. Vogel has more than 20 years of experience in telecommunications and the subscription television business. Prior to joining Charter in October 2001, he was a Senior Vice President of Liberty Media Corp., from November 1999 to October 2001, and Chief Executive Officer of Liberty Satellite and Technology, from April 2000 to October 2000. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services, with responsibility of managing operations of all of AT&T's cable broadband properties, from June 1999 to November 1999. From June 1998 to June 1999, Mr. Vogel served as Chief Executive Officer of Primestar, Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director of OnCommand Corporation, and holds a B.S. degree in finance and accounting from St. Norbert College.

DAVID G. BARFORD, 43 Executive Vice President and Chief Operating Officer. Mr. Barford was promoted to his current position in July 2000, having previously served as Senior Vice President of Operations-Western Division from June 1997 to July 2000. Prior to joining Charter Investment (an affiliate of Charter) in 1995, Mr. Barford held various senior marketing and operating roles during nine years at Comcast Cable Communications, Inc. He received a B.A. degree from California State University, Fullerton, and an M.B.A. from National University.

KENT D. KALKWARF, 42 Executive Vice President and Chief Financial Officer. Mr. Kalkwarf was promoted to the position of Executive Vice President in July 2000, having previously served as Senior Vice President. Prior to joining Charter Investment in 1995, Mr. Kalkwarf was employed for 13 years by Arthur Andersen LLP, where he attained the position of senior tax manager. He has extensive experience in cable, real estate, and international tax issues. Mr. Kalkwarf has a B.S. degree from Illinois Wesleyan University and is a certified public accountant.

STEVEN A. SCHUMM, 49 Director of the Corporate General Partner, Executive Vice President and Assistant to the President. Prior to joining Charter Investment in 1998, Mr. Schumm was Managing Partner of the St. Louis office of Ernst & Young LLP for 14 years. He had joined Ernst & Young in 1974. He served as one of 10 members of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

STEVEN E. SILVA, 42 Executive Vice President - Corporate Development and Chief Technology Officer. Mr. Silva joined Charter Investment in 1995. Prior to his promotion to Executive Vice President and Chief Technology Officer in October 2001, he was Senior Vice President - Corporate Development and Technology since September 1999. Mr. Silva previously served in various management positions at U.S. Computer Services, Inc., a billing service provider specializing in the cable industry. He is a member of the board of directors of Diva Systems Corporation.

DAVID C. ANDERSEN, 53 Senior Vice President - Communications. Mr. Andersen was named to his current position in May 2000. Prior to this, he was Vice President of Global Communications for CNBC, the worldwide cable and satellite business news network subsidiary of NBC, from September 1999 through April 2000. He worked for Cox communications, Inc. from 1982 to 1999, establishing their communications department and advancing to Vice President of Public Affairs. He held various management positions in communications with the General Motors Corporation from 1971 to 1982. Mr. Andersen is a past recipient of the cable industry's highest honor - the Vanguard Award. He serves on the Board of KIDSNET, the educational non-profit clearinghouse of children's programming, and is a former Chairman of the National Captioning Institute's Cable Advisory Board.

J. CHRISTIAN FENGER, 46 Senior Vice President of Operations - Western Division. Mr. Fenger was promoted to his current position in January 2002, having served as Vice President and Senior Vice President of

Operations for our North Central Region since 1998. From 1992 until joining us in 1998, Mr Fenger served as the Vice President of Operations for Marcus Cable, and, prior to that, as Regional Manager of Simmons Cable TV since 1986. Mr. Fenger received his bachelor's degree and his master's degrees in communications management from Syracuse University's Newhouse School of Public Communications.

ERIC A. FREESMEIER, 49 Senior Vice President - Administration. From 1986 until joining Charter Investment in 1998, Mr. Freesmeier served in various executive management positions at Edison Brothers Stores, Inc. Earlier he held management and executive positions at Montgomery Ward. Mr. Freesmeier holds a bachelor's degree from the University of Iowa and a master's degree from Northwestern University's Kellogg Graduate School of Management.

THOMAS R. JOKERST, 52 Senior Vice President - Advanced Technology Development. Mr. Jokerst joined Charter Investment in 1994. Previously he served as a vice president of Cable Television Laboratories and as a regional director of engineering for Continental Cablevision. He is a graduate of Ranken Technical Institute and of Southern Illinois University.

RALPH G. KELLY, 44 Senior Vice President - Treasurer. Prior to joining Charter Investment in 1993, Mr. Kelly was controller and then treasurer of Cencom Cable Associates between 1984 and 1992. He left Charter Investment in 1994, to become chief financial officer of CableMaxx, Inc., and returned in 1996. Mr. Kelly received his bachelor's degree in accounting from the University of Missouri - Columbia and his M.B.A. from Saint Louis University. Mr. Kelly is a certified public accountant.

DAVID L. MCCALL, 46 Senior Vice President of Operations - Eastern Division. Prior to joining Charter Investment in 1995, Mr. McCall was associated with Crown Cable and its predecessor company, Cencom Cable Associates, Inc., from 1983 to 1994. Mr. McCall is a member of the Southern Cable Association's Tower Club.

MAJID R. MIR, 51 Senior Vice President - Telephony and Advanced Services. Prior to joining Charter in April 2001, Mr. Mir worked with GENUITY Networks, Inc. as Vice President, Metro Network Engineering in Irving, Texas from June 2000 to April 2001. Prior to that, Mr. Mir worked with GTE from 1979 to June 2000 in various capacities of increasing responsibility, most recently as Assistant Vice President of Core Network Engineering. Mr. Mir served as director, Business Development for GTE, from 1996 to 1997. Mr. Mir earned a bachelor's of science in systems science from the University of West Florida and holds a master's degree in business administration from the University of South Florida.

JOHN C. PIETRI, 52 Senior Vice President - Engineering. Prior to joining Charter Investment in 1998, Mr. Pietri was with Marcus Cable for nine years, most recently serving as Senior Vice President and Chief Technical Officer. Earlier he was in operations with West Marc Communications and Minnesota Utility Contracting. Mr. Pietri attended the University of Wisconsin-Oshkosh.

MICHAEL E. RIDDLE, 43 Senior Vice President and Chief Information Officer. Prior to joining Charter in December 1999, Mr. Riddle was Director, Applied Technologies of Cox Communications for four years. Prior to that, he held technical and management positions during 17 years at Southwestern Bell and its subsidiaries. Mr. Riddle attended Fort Hays State University.

WILLIAM J. SCHREFFLER, 48 Senior Vice President of Operations - Midwest Division. Mr Shreffler was promoted to his current position in January 2002, having previously served as Vice President of Operations for the Michigan region. Prior to joining Charter in 1999, Mr. Shreffler acted as a Managing Director of Cablevision. Between 1995 and 1999, he held various positions with Century Communications, mot recently as its Group Vice President. From 1985 to 1995, Mr. Shreffler acted as the Regional Controller for American Cable Systems and following the acquisition of American by Continental Cablevision, as its General Manager in its Chicago region. Mr. Shreffler holds degrees from Robert Morris College and Duquesne University and is obtaining a master's degree in business from Lewis University in Chicago.

CURTIS S. SHAW, 53 Senior Vice President, General Counsel and Secretary. From 1988 until he joined Charter Investment in 1997, Mr. Shaw served as corporate counsel to NYNEX. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree from Trinity College and a J.D. degree from Columbia University School of Law.

PAUL E. MARTIN, 41 Vice President, Corporate Controller and Principal Financial Officer for Partnership Matters. Mr. Martin has been Vice President and Corporate Controller since March 2000, and became Principal Financial Officer for Partnership Matters in July 2001. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin is a certified public accountant, having been with Arthur Andersen LLP for nine years. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis.

            The sole director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Upon his resignation in September 2001, Jerald L. Kent resigned as the sole director of Enstar Communications Corporation and was succeeded by Mr. Schumm. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT FEE

            The Partnership has a management agreement with Enstar Cable Corporation ("Enstar Cable"), a wholly-owned subsidiary of the Corporate General Partner, pursuant to which Enstar Cable manages our systems and provides all operational support for our activities. For these services, Enstar Cable receives a management fee of 5% of our gross revenues, excluding revenues from the sale of cable television systems or franchises, which is calculated and paid monthly. In addition, we reimburse Enstar Cable for operating expenses incurred by Enstar Cable in the daily operation of our cable systems. The Management Agreement also requires us to indemnify Enstar Cable (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by Enstar Cable of the Management Agreement. The Management Agreement is terminable by the Partnership upon 60 days written notice to Enstar Cable. Enstar Cable had, prior to November 12, 1999, engaged Falcon Communications, L.P. ("Falcon") to provide management services for us and paid Falcon a portion of the management fees it received in consideration of such services and reimbursed Falcon for expenses incurred by Falcon on its behalf. Subsequent to November 12, 1999, Charter, as successor-by-merger to Falcon, has provided such services and received such payments. Additionally, we receive system operating management services from affiliates of Enstar Cable in lieu of directly employing personnel to perform those services. We reimburse the affiliates for our allocable share of their operating costs. The Corporate General Partner also performs supervisory and administrative services for the Partnership, for which it is reimbursed.

            For the fiscal year ended December 31, 2001, Enstar Cable charged us management fees of approximately $192,800. Enstar Cable, Charter and its affiliates also charged us approximately $502,800 for system operating management services. In addition, programming services were purchased through Charter. We were charged approximately $848,300 for these programming services for fiscal year 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            As of December 31, 2001, the only persons known by the Partnership to own beneficially or that may be deemed to own beneficially more than 5% of the units were:

                                                    Name and Address           Amount and Nature of    Percent
           Title of Class                         of Beneficial Owner          Beneficial Ownership    of Class
-------------------------------------    ----------------------------------    --------------------    --------
Units of limited partnership interest    Everest Cable Investors LLC                 2,086(1)            7.0%
                                         199 So. Los Robles Ave., Suite 440
                                         Pasadena, CA  91101

Units of limited partnership interest    Paul J. Isaac, Individual                   1,486(1)            5.0%
                                         75 Prospect Avenue
                                         Larchmont, NY 10538

Units of limited partnership interest    Madison Partnership                         1,451(1)            5.0%
                                         Liquidity Investors 52, LLC
                                         6143 S Willow Drive Ste 200
                                         Greenwood Village, CO 80111

(1)   As reported to us by our transfer agent, Gemisys Corporation.

            The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of February 28, 2002, the common membership units of Charter Communications Holding Company, LLC are owned 51.2% by Charter, 16.7% by Vulcan Cable III Inc., and 32.1% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company. Paul G. Allen owns approximately 3.7% of the outstanding capital stock of Charter and controls approximately 92.3% of the voting power of Charter's common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES

            On November 12, 1999, Charter acquired ownership of Enstar Communications Corporation from Falcon Holding Group, L.P. and assumed the management services operations previously provided by affiliates of Falcon. Charter now manages the operations of the partnerships of which Enstar Communications Corporation is the Corporate General Partner, including the Partnership. Commencing November 13, 1999, Charter began receiving management fees and reimbursed expenses which had previously been paid by the Corporate General Partner to Falcon.

            Pursuant to the Management Agreement dated November 26, 1985 between the Partnership and Enstar Cable, a subsidiary of the Corporate General Partner, Enstar Cable provides financial, management, supervisory and marketing services, as necessary to the Partnership's operations. This Management Agreement provides that the Partnership shall pay management fees equal to 5% of the Partnership's gross receipts from customers. In addition, Enstar Cable is to be reimbursed for amounts paid to third parties, the cost of administrative services in an amount equal to the lower of actual cost or the amount the Partnership would be required to pay to independent parties for comparable administrative services, salaries and benefits of employees necessary for day-to-day operation of the Partnership's systems, and an allocable shares of costs associated with facilities required to manage the Partnership's systems. To provide these management services, Enstar Cable has engaged Charter Communications Holding Company, an affiliate of the Corporate General Partner and Charter, to provide management, consulting, programming and billing services for the Partnership.

            Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter's management costs, which is less than the fee permitted by the existing agreement. For the year ended December 31, 2001, accrued and unpaid management fees to Charter Communications Holding Company LLC. were $205,200. In addition, the Partnership was charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Partnership at Charter's actual cost. For the year ended December 31, 2001, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the Partnership, were $502,800. In addition, programming services were purchased through Charter. We were charged approximately $848,300 for these programming services for fiscal year 2001.

CONFLICTS OF INTEREST

            The Partnership relies upon the Corporate General Partner and certain of its affiliates to provide general management services, system operating services, supervisory and administrative services and programming. See
Item 11. "Executive Compensation." The executive officers of the Corporate General Partner have their personal employment with Charter, and, as a result, are involved in the management of other cable ventures. Charter expects to continue to enter into other cable ventures. These affiliations subject Charter and the Corporate General Partner and their management to conflicts of interest. These conflicts of interest relate to the time and services that management will devote to the Partnership's affairs.

PROPOSED SALE OF ASSETS

            On August 29, 2001, the Partnership entered into an asset purchase agreement providing for the sale of all of the Partnership's Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $13,541,600 ($2,258 per customer acquired), anticipated to result in a post-closing distribution of approximately $618 per partnership unit, prior to applicable taxes (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. The total sale price has been allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001. Each Selling Partnership will receive the same value per customer. Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. In addition, the Limited Partners of each of the Selling Partnerships must approve an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships. The Purchasers have indicated that they may waive the requirement of limited partner approval by all six Selling Partnerships. If the Purchasers do waive this requirement, then they might purchase the Illinois systems in more than one closing, and only with respect to those Selling Partnerships that have received the approval of their limited partners. Although it is presently expected that the sale of the Partnership's Illinois systems will be consummated in the second quarter of 2002, there is no assurance regarding completion of the transaction. If the sale is approved in accordance with the terms of the Purchase Agreement, the Partnership will present the results of its Illinois systems as discontinued operations.

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

            The Partnership Agreement provides that the General Partners will be indemnified by the Partnership for acts performed within the scope of their authority under the Partnership Agreement if the General Partners (i) acted in good faith and in a manner that it reasonably believed to be in, or not opposed to, the best interests of the Partnership and the partners, and (ii) had no reasonable grounds to believe that their conduct was negligent. In addition, the Partnership Agreement provides that the General Partners will not be liable to the Partnership or its Limited Partners for errors in judgment or other acts or omissions not amounting to negligence or misconduct. Therefore, Limited Partners will have a more limited right of action than they would have absent such provisions. In addition, we maintain, at our expense and in such reasonable amounts as the Corporate General Partner determines, a liability insurance policy which insures the Corporate General Partner, Charter and its affiliates, officers and directors and persons determined by the Corporate General Partner against liabilities which they may incur with respect to claims made against them for certain wrongful or allegedly wrongful acts, including certain errors, misstatements, misleading statements, omissions, neglect or breaches of duty.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements

            Reference is made to the Index to Financial Statements on page F-1.

      2.    Financial Statement Schedules

            Reference is made to the Index to Financial Statements on page F-1.

      3.    Exhibits

            Reference is made to the Exhibits Index on Page E-1.

(b)         Reports on Form 8-K

            On October 9, 2001, the registrant filed a current report on Form 8-K announcing the resignation of Jerald L. Kent, Charter's former President and Chief Executive Officer and the appointment of Steven
            A. Schumm, Executive Vice President and Assistant to the President of Charter as sole director of Enstar Communications Corporation, the Partnership's Corporate General Partner.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ENSTAR INCOME PROGRAM II-2, L.P.
                                        By: Enstar Communications Corporation,
                                            Corporate General Partner


Dated: March 29, 2002                        By: /s/ Steven A. Schumm
                                                 ---------------------
                                                 Steven A. Schumm
                                                 Director, Executive Vice
                                                 President and Assistant to
                                                 the President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated below.


Dated: March 29, 2002                        By: /s/ Steven A. Schumm
                                                 --------------------
                                                 Steven A. Schumm
                                                 Director, Executive Vice
                                                 President and Assistant to
                                                 the President
                                                 (Principal Executive Officer) *


Dated: March 29, 2002                        By: /s/ Paul E. Martin
                                                 ------------------
                                                 Paul E. Martin
                                                 Vice President and Corporate
                                                 Controller (Principal Financial
                                                 Officer and Principal
                                                 Accounting Officer) *

* Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Public Accountants                                     F-2

Balance Sheets as of December 31, 2001 and 2000                              F-3

Statements of Operations for the years ended December 31, 2001
  and 2000                                                                   F-4

Statements of Partnership Capital for the years ended December 31,
  2001 and 2000                                                              F-5

Statements of Cash Flows for the years ended December 31, 2001
  and 2000                                                                   F-6

Notes to Financial Statements                                                F-7

Report of Independent Auditors                                              F-15

Statement of Operations for the year ended December 31, 1999                F-16

Statement of Partnership Capital (Deficit) for the year ended
  December 31, 1999                                                         F-17

Statement of Cash Flows for the year ended December 31, 1999                F-18

Notes to Financial Statements                                               F-19

All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
   Enstar Income Program II-2, L.P.:

We have audited the accompanying balance sheets of Enstar Income Program II-2, L.P. (a Georgia limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partnership capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enstar Income Program II-2, L.P. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
   March 29, 2002

                        ENSTAR INCOME PROGRAM II-2, L.P.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 2001 AND 2000

                                                                         2001           2000
                                                                     -----------    -----------
                                     ASSETS

ASSETS:
   Cash                                                              $ 9,745,500    $ 7,186,600
   Accounts receivable                                                    75,000        239,000
   Prepaid expenses and other assets                                       7,400         51,200
   Property, plant and equipment, net of accumulated depreciation
      of $8,795,700 and $8,379,200, respectively                       2,480,200      2,748,800
   Franchise cost, net of accumulated amortization of $1,393,800
      and $1,388,200, respectively                                         8,300         15,700
                                                                     -----------    -----------

                 Total assets                                        $12,316,400    $10,241,300
                                                                     ===========    ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                  $    65,000    $    68,500
   Accrued liabilities                                                   135,700        170,400
   Due to affiliates                                                     876,300         62,600
                                                                     -----------    -----------

               Total liabilities                                       1,077,000        301,500
                                                                     -----------    -----------

PARTNERSHIP CAPITAL:
   General Partners                                                       38,700         25,700
   Limited Partners                                                   11,200,700      9,914,100
                                                                     -----------    -----------

               Total partnership capital                              11,239,400      9,939,800
                                                                     -----------    -----------

               Total liabilities and partnership capital             $12,316,400    $10,241,300
                                                                     ===========    ===========

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                  2001            2000
                                                              -----------     -----------
REVENUES                                                      $ 3,856,100     $ 3,916,300
                                                              -----------     -----------

OPERATING EXPENSES:
   Service costs                                                1,241,700       1,182,900
   General and administrative expenses                            433,100         394,400
   General partner management fees and reimbursed expenses        695,600         638,500
   Depreciation and amortization                                  422,300         503,400
                                                              -----------     -----------

                                                                2,792,700       2,719,200
                                                              -----------     -----------

               Operating income                                 1,063,400       1,197,100
                                                              -----------     -----------

OTHER INCOME (EXPENSE):
   Interest income                                                279,600         375,500
   Other expense                                                  (43,400)        (26,700)
                                                              -----------     -----------

                                                                  236,200         348,800
                                                              -----------     -----------

               Net income                                     $ 1,299,600     $ 1,545,900
                                                              ===========     ===========

NET INCOME ALLOCATED TO GENERAL PARTNERS                      $    13,000     $    15,500
                                                              ===========     ===========

NET INCOME ALLOCATED TO LIMITED PARTNERS                      $ 1,286,600     $ 1,530,400
                                                              ===========     ===========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST           $     43.06     $     51.22
                                                              ===========     ===========

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING THE YEAR                                                 29,880          29,880
                                                              ===========     ===========

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                        STATEMENTS OF PARTNERSHIP CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                            GENERAL        LIMITED
                                            PARTNERS       PARTNERS        TOTAL
                                          -----------    -----------    -----------
PARTNERSHIP CAPITAL, January 1, 2000      $    10,200    $ 8,383,700    $ 8,393,900

   Net income                                  15,500      1,530,400      1,545,900
                                          -----------    -----------    -----------

PARTNERSHIP CAPITAL, December 31, 2000         25,700      9,914,100      9,939,800

   Net income                                  13,000      1,286,600      1,299,600
                                          -----------    -----------    -----------

PARTNERSHIP CAPITAL, December 31, 2001    $    38,700    $11,200,700    $11,239,400
                                          ===========    ===========    ===========

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                     2001            2000
                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 1,299,600     $ 1,545,900
   Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and amortization                                                  422,300         503,400
      Changes in:
         Accounts receivable, prepaid expenses and other assets                      207,800        (108,400)
         Accounts payable, accrued liabilities and due to affiliates                 775,500        (186,300)
                                                                                 -----------     -----------

               Net cash from operating activities                                  2,705,200       1,745,600
                                                                                 -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (147,900)       (309,700)
   Change in intangible assets                                                         1,600          (2,000)
                                                                                 -----------     -----------

               Net cash from investing activities                                   (146,300)       (311,700)
                                                                                 -----------     -----------

               Net increase in cash                                                2,558,900       1,433,900

CASH, beginning of year                                                            7,186,600       5,752,700
                                                                                 -----------     -----------

CASH, end of year                                                                $ 9,745,500     $ 7,186,600
                                                                                 ===========     ===========

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

            Enstar Income Program II-2, L.P., a Georgia limited partnership (the "Partnership"), owns and operates cable television systems in small to medium-sized communities in areas of Illinois and Missouri.

            The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations of the partners, including income taxes.

Property, Plant and Equipment

            Property, plant and equipment are reported at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the cable system, and reconnects are expensed as incurred. For financial reporting purposes, depreciation is computed using the straight-line method over the following estimated useful lives:

Cable distribution systems                         5-15 years
Vehicles                                            3 years
Furniture and equipment                            5-7 years
Leasehold improvements          Shorter of life of lease or useful life of asset

Franchise Cost

            Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership. As of December 31, 2001, no franchise agreements have expired in the Partnership's franchise areas. Amortization expense related to franchises for the years ended December 31, 2001 and 2000 was $5,600 and $56,300, respectively.

Long-Lived Assets

            The Partnership reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected cash flows, undiscounted and without interest, is less than the carrying amount of the asset, the carrying amount of the asset is reduced to its estimated fair value and an impairment loss is recognized.

Revenue Recognition

            Cable television revenues from basic and premium services are recognized when the related services are provided. Advertising revenues are recognized when commercials are broadcast. Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

cable system. As of December 31, 2001 and 2000, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

            Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Partnership's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues and expenses.

Income Taxes

            As a partnership, Enstar Income Program II-2, L.P. pays no income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2001 and 2000, the book basis of the Partnership's net assets exceeded its tax basis by approximately $1,342,000 and $1,260,300, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2001 and 2000, in the financial statements is approximately $103,600 and $59,900 more than tax income or loss of the Partnership for the same period, respectively, caused principally by timing differences in depreciation expense.

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

(2) PARTNERSHIP MATTERS

            The Partnership was formed on July 3, 1984 by a partnership agreement, as amended (the "Partnership Agreement"), to acquire, construct, improve, develop and operate cable television systems in various locations in the United States. The Partnership Agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert T. Graff, Jr. to be the General Partners and for the admission of Limited Partners through the sale of interests in the Partnership.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

            On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc. ("Charter"), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. ("Falcon"), the entity that provided management and certain other services to the Partnership. Charter is the nation's fourth largest cable operator, serving approximately seven million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

            The amended Partnership Agreement generally provides that all cash distributions, as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received aggregate cash distributions equal to their original capital contributions ("Capital Payback"). The Partnership Agreement also provides that all partnership profits, gains, operational losses, and credits, all as defined, be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have been allocated net profits equal to the amount of cash flow required for Capital Payback. After the Limited Partners have received cash flow equal to their initial investments, the General Partners will receive a 1% allocation of cash flow from sale or liquidation of a system until the Limited Partners have received an annual simple interest return of at least 18% of their initial investments less any distributions from previous system sales and cash distributions from operations. Thereafter, the respective allocations will be made 15% to the General Partners and 85% to the Limited Partners. Any losses from system sales or exchanges shall be allocated first to all partners having positive capital account balances (based on their respective capital accounts) until all such accounts are reduced to zero and thereafter to the Corporate General Partner. All allocations to individual Limited Partners will be based on their respective limited partnership ownership interests.

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

(3) PROPOSED SALE OF ASSETS

            On August 29, 2001, the Partnership entered into an asset purchase agreement providing for the sale of all of the Partnership's Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $13,541,600 ($2,258 per customer acquired) (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. The total sale price has been

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

allocated among the Selling Partnerships based on the number of customers served by each of the Selling Partnerships' respective Illinois cable systems as of June 30, 2001. Each Selling Partnership will receive the same value per customer. Closing of the Charter Sale is subject to closing sale price adjustments, regulatory approvals, customary closing conditions and, unless waived by the Purchasers, the approval by the Limited Partners of the Selling Partnerships of the sale of their respective Illinois cable systems. In addition, the Limited Partners of each of the Selling Partnerships must approve an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships. The Purchasers have indicated that they may waive the requirement of limited partner approval by all six Selling Partnerships. If the Purchasers do waive this requirement, then they might purchase the Illinois systems in more than one closing, and only with respect to those Selling Partnerships that have received the approval of their limited partners. Although it is presently expected that the sale of the Partnership's Illinois systems will be consummated in the second quarter of 2002, there is no assurance regarding completion of the transaction. If the sale is approved in accordance with the terms of the Purchase Agreement, the Partnership will present the results of its Illinois systems as discontinued operations.

            The proposed Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

            As a result of marketing efforts using an independent broker experienced in the sale of cable systems, the Partnership, together with certain affiliated partnerships for which the Corporate General Partner also served as a General Partner (collectively, the "Gans Selling Partnerships"), entered into a purchase and sale agreement, dated as of August 8, 2000, as amended as of September 29, 2000 (the "Gans Agreement"), with Multimedia Acquisition Corp., an affiliate of Gans Multimedia Partnership ("Gans"). The Gans Agreement provided for Gans to acquire the assets comprising the Partnership's systems, as well as certain assets of the other Gans Selling Partnerships. Following a series of discussions and meetings, the Partnership and Gans determined that they were not able to agree on certain further amendments to the Gans Agreement required to satisfy conditions precedent to close the transactions. In light of these conditions and existing

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

economic and financial market conditions, and their impact on Gans' inability to arrange financing in order to close the acquisitions, on April 18, 2001, the parties agreed to terminate the Gans Agreement.

            Following termination of the Gans Agreement, the broker once again attempted to market the various Illinois systems of the affiliated partnerships, including the Partnership's system. Following this second sale process, the Partnership entered into the asset purchase agreement for the Charter Sale. The broker once again also attempted to market the Partnership's remaining system in Malden, Missouri.

            The Malden, Missouri system is not included in the Charter Sale and will continue to be owned and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner may seek potential purchasers for that system from time to time when it believes market conditions are appropriate. However, the Corporate General Partner can give no assurance of when, or if, the Malden system will ever be sold.

            Other expense of $43,400 and $26,700 for the years ended December 31, 2001 and 2000, respectively, represent legal and proxy costs associated with the proposed sales of the Partnership's assets.

(4) PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of the following as of the dates presented:

                                                    DECEMBER 31,
                                           -----------------------------
                                               2001             2000
                                           ------------     ------------
      Cable distribution systems           $ 10,845,900     $ 10,699,000
      Land and improvements                      17,000           17,000
      Vehicles, furniture and equipment         413,000          412,000
                                           ------------     ------------

                                             11,275,900       11,128,000

      Less:  accumulated depreciation        (8,795,700)      (8,379,200)
                                           ------------     ------------

                                           $  2,480,200     $  2,748,800
                                           ============     ============

            Depreciation expense for the years ended December 31, 2001 and 2000, was $416,500 and $443,900, respectively.

(5) COMMITMENTS AND CONTINGENCIES

Litigation

            The Partnership is a party to lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits and claims will not have a material adverse effect on the Partnership's financial position or results of operations.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

Regulation in the Cable Television Industry

            The operation of a cable system is extensively regulated by the Federal Communications Commission (FCC), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecommunications Act ("1996 Telecom Act") altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

            The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations.

Insurance

            Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable systems, and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including those of the Partnership.

            Approximately 74% of the Partnership's customers are served by the Partnership's system in Hillsboro, Illinois and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flow. The Partnership continues to maintain insurance coverage in amounts the Partnership's management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

(6) EMPLOYEE BENEFIT PLAN

            The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. Contributions of $600 were made during 2001. No contributions were made during 2000.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

(7) TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

            The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues of the Partnership. Management fee expense was $192,800 and $195,800 for the years ended December 31, 2001 and 2000, respectively. No management fee is payable to Enstar Cable by the Partnership and management fees are non-interest bearing.

            The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these costs approximated $502,800 and $442,700 for the years ended December 31, 2001 and 2000, respectively.

            Substantially all programming services had been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $848,300 and $761,100 for the years ended December 31, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying statements of operations.

            The cable system in one of the Partnership's franchise areas does not have head-end equipment to receive and retransmit its cable television signal. The system relies on another partnership managed by the Corporate General Partner with systems located in neighboring communities to provide its cable television signal. The Partnership is not charged a fee for this service.

(8) NEW ACCOUNTING STANDARDS

            In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", No. 142, "Goodwill and Other Intangible Assets" and No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and was adopted by the Partnership on July 1, 2001. Management believes that adoption of SFAS No. 141 did not have an impact on the financial statements of the Partnership.

            Under SFAS No. 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization over their useful lives, rather, they are subject to at least annual assessments for impairment. Also, under SFAS No. 142, an intangible asset should be recognized if the benefit of the intangible asset is obtained through contractual or other legal rights or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Such intangibles continue to be amortized over their useful lives. SFAS 142 was implemented by the Partnership on January 1, 2002. Management believes that adoption of SFAS No. 142 did not have a material impact on the financial statements of the Partnership.

            Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is required

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be implemented by the Partnership on January 1, 2002. Management believes that adoption of SFAS No. 143 will not have a material impact on the financial statements of the Partnership.

            In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves implementation issues related to SFAS No. 121. SFAS No. 144 was implemented by the Partnership on January 1, 2002. The Partnership is currently in process of assessing the impact of adoption of SFAS No. 144.

                         REPORT OF INDEPENDENT AUDITORS

Partners
  Enstar Income Program  II-2, L.P. (a Georgia limited partnership):

We have audited the accompanying statements of operations, partnership capital (deficit), and cash flows of Enstar Income Program II-2, L.P. (a Georgia limited partnership) for the year ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, results of operations and cash flows of Enstar Income Program II-2, L.P for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                    /s/ ERNST & YOUNG LLP

Los Angeles, California,
   March 24, 2000

                        ENSTAR INCOME PROGRAM II-2, L.P.

                             STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

REVENUES                                                      $ 3,928,800
                                                              -----------

OPERATING EXPENSES:
   Service costs                                                1,302,800
   General and administrative expenses                            478,500
   General partner management fees and reimbursed expenses        526,700
   Depreciation and amortization                                  625,600
                                                              -----------

                                                                2,933,600
                                                              -----------

               Operating income                                   995,200
                                                              -----------

OTHER INCOME (EXPENSE):
   Interest expense                                               (18,400)
   Interest income                                                225,200
                                                              -----------

                                                                  206,800
                                                              -----------

               Net income                                     $ 1,202,000
                                                              ===========

NET INCOME ALLOCATED TO GENERAL PARTNERS                      $    12,000
                                                              ===========

NET INCOME ALLOCATED TO LIMITED PARTNERS                      $ 1,190,000
                                                              ===========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST           $     39.83
                                                              ===========

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING THE YEAR                                                 29,880
                                                              ===========

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                   STATEMENT OF PARTNERSHIP CAPITAL (DEFICIT)

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                                      GENERAL        LIMITED
                                                     PARTNERS       PARTNERS       TOTAL
                                                    ----------     ----------    ----------
PARTNERSHIP CAPITAL (DEFICIT), January 1, 1999      $   (1,800)    $7,193,700    $7,191,900

   Net income for year                                  12,000      1,190,000     1,202,000
                                                    ----------     ----------    ----------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 1999    $   10,200     $8,383,700    $8,393,900
                                                    ==========     ==========    ==========

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $ 1,202,000
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                    625,600
         Decrease from changes in:
            Accounts receivable, prepaid expenses and other assets        (60,200)
            Accounts payable and due to affiliates                       (108,600)
                                                                      -----------

               Net cash provided by operating activities                1,658,800
                                                                      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (367,300)
   Increase in intangible assets                                           (7,100)
                                                                      -----------

               Net cash used in investing activities                     (374,400)
                                                                      -----------

               Net increase in cash                                     1,284,400

CASH, BEGINNING OF YEAR                                                 4,468,300
                                                                      -----------

CASH, END OF YEAR                                                     $ 5,752,700
                                                                      ===========

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

Cable distribution systems                          5-15 years
Vehicles                                             3 years
Furniture and equipment                             5-7 years
Leasehold improvements          Shorter of life of lease or useful life of asset

Franchise Cost

            The excess of cost over the fair values of tangible assets and customer lists of cable television systems acquired represents the cost of franchises. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises and the renewal of existing franchises. These costs are amortized using the straight-line method over the lives of the franchises, ranging up to 15 years. The Partnership periodically evaluates the amortization periods of these intangible assets to determine whether events or circumstances warrant revised estimates of useful lives. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. The Partnership is in the process of negotiating the renewal of expired franchise agreements for three of the Partnership's 11 franchises, which include approximately 32% of the Partnership's basic customers at December 31, 1999.

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

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

however, that it will be able to generate a sale of the Partnership's cable assets. The financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

            The Partnership leases buildings and tower sites associated with the systems under operating leases expiring in various years through 2012.

            Future minimum rental payments under non-cancelable operating leases that have terms in excess of one year as of December 31, 1999, are as follows:

                               Year           Amount
                        -----------------   ---------
                        2000                $   5,300
                        2001                    5,300
                        2002                    5,300
                        2003                    5,300
                        2004                    2,900
                        Thereafter              9,200
                                            ---------

                                             $ 33,300
                                            =========

            Rentals, other than pole rentals, charged to operations amounted to $7,800 in 1999. Pole rentals were $43,600 in 1999.

            The Partnership is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") provides for, among other things, federal and local regulation of prices charged for basic cable service, cable programming service tiers ("CPSTs") and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the prices charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a significant negative impact on its operations and cash flow. It also believes that any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain CPSTs in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions.

            Beginning in August 1997, the Corporate General Partner elected to self-insure the Partnership's cable distribution plant and customer connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

            In October 1998, FCLP reinstated third party insurance coverage for all of the cable television properties owned or managed by FCLP to cover damage to cable distribution plant and customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or formerly managed by FCLP through November 12, 1999, and currently managed by Charter, including the Partnership.

            Approximately 73% of the Partnership's customers are served by its system in Hillsboro, Illinois, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

            In the states of Missouri and Illinois, customers have filed punitive class action lawsuits on behalf of all persons residing in the states who are or were customers of the Partnerships' cable television service, and who have been charged a fee for delinquent payment of their cable bill. The actions challenge the legality of the processing fee and seek declaratory judgment, injunctive relief and unspecified damages. At present, the Partnership is not able to project the outcome of the actions. All of the Partnership's basic customers reside in Missouri and Illinois where the claims have been filed.

NOTE 5 - EMPLOYEE BENEFIT PLAN

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

NOTE 6 - TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

            The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of gross receipts, as defined, from the operation of the Partnership. Management fee expense was $196,400 in 1999.

            In addition to the monthly management fee, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiaries are charged a proportionate share of these expenses. Charter and its affiliates provide management services for the Partnership. Such services were provided by FCLP and its affiliates prior to November 12, 1999. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic customers or homes passed (dwelling units within a system) within the designated service areas. Reimbursed expenses were $330,300 in 1999.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

            The Partnership also receives certain system operating management services from an affiliate of the Corporate General Partner in addition to the Manager, due to the fact that there are no such employees directly employed by the Partnership's cable systems. The Partnership reimburses the affiliate for its allocable share of the affiliate's operational costs. The total amount charged to the Partnership for these costs approximated $62,700 in 1999. No management fee is payable to the affiliate by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

            Substantially all programming services have been purchased through FCLP, and since November 12, 1999, have been purchased through Charter. FCLP charged the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Charter charges the Partnership for these costs based on its costs. Programming fee expense was $935,200 in 1999. Programming fees are included in service costs in the statement of operations.

            The cable system in one of the Partnership's franchise areas does not have head-end equipment to receive and retransmit its cable television signal. The system relies on another partnership managed by the Corporate General Partner with systems located in neighboring communities to provide its cable television signal. The Partnership is not charged a fee for this service.

NOTE 7 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

            During the year ended December 31, 1999, cash paid for interest amounted to $18,400.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
2.1a        Asset Purchase Agreement, dated August 29, 2001, by and between
            Charter Communications Entertainment I, LLC, Interlink
            Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC
            and Enstar Income Program II-1, L.P., Enstar Income Program II-2,
            L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program
            Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of
            Macoupin County. (Incorporated by reference to Exhibit A to
            Registrant's Definitive Proxy Statement on Schedule 14A as filed on
            February 7, 2002).

2.1b        Letter of Amendment, dated September 10, 2001, by and between
            Charter Communications Entertainment I, LLC, Interlink
            Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2,
            L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program
            Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of
            Macoupin County. (Incorporated by reference to Exhibit B to
            Registrant's Definitive Proxy Statement on Schedule 14A as filed on
            February 7, 2002).

2.1c        Letter of Amendment, dated November 30, 2001, by and between Charter
            Communications Entertainment I, LLC, Interlink Communications
            Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar
            Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar
            Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P.,
            Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County.
            (Incorporated by reference to Exhibit C to Registrant's Definitive
            Proxy Statement on Schedule 14A as filed on February 7, 2002).

2.2a        Asset Purchase Agreement, dated August 8, 2000, by and among
            Multimedia Acquisition Corp., as Buyer, and Enstar Income Program
            II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program
            IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IX,
            Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as
            Sellers. (Incorporated by reference to the exhibits to the Current
            Report on Form 10-Q of Enstar Income Program II-1, L.P., File No.
            000-14508 for the quarter ended June 30, 2000.)

2.2b Amendment dated September 29, 2000, of the Asset Purchase Agreement dated August 8, 2000, by and among Multimedia Acquisition Corp., as
            Buyer, and Enstar Income Program II-1, L.P., Enstar Income Program
            II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth
            Program Six-A, L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD
            Systems Venture, Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin County, as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program
            IV-1, L.P., File No. 000-15705 for the quarter ended September 30,
            2000.)

3.          Second Amended and Restated Agreement of Limited Partnership of
            Enstar Income Program II-2, L.P., dated as of August 1, 1988.
            (Incorporated by reference to the exhibits to the Registrant's
            Annual Report on Form 10-K, File No. 000-14505 for the fiscal year ended December 31, 1988.)

3.1 Amendment to Section 5.3.1 dated December 17, 1992. (Incorporated by reference to the exhibits to the Registrant's Current Report on Form
            8-K dated December 17, 1992.)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
   10.1        Management Agreement between Enstar Income Program II-2 and
               Enstar Cable Corporation. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File
               No. 000-14505 for the fiscal year ended December 31, 1986.)

   10.2 Management Services Agreement between Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998
               (Incorporated by reference to the exhibits to the Annual Report on Form 10-K of Enstar Income Program II-1, L.P., File No.
               000-14508 for the fiscal year ended December 31, 2001.)

   10.3        Service agreement between Enstar Communications Corporation,
               Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30, 1998 (Incorporated by reference to the exhibits to the Annual Report on Form 10-K of Enstar Income
               Program II-1, L.P., File No. 000-14508 for the fiscal year ended December 31, 2001.)

   10.4 Consulting Agreement between Enstar Communications Corporation and Falcon Communications, L.P. dated as of September 30, 1998
               (Incorporated by reference to the exhibits to the Annual Report on Form 10-K of Enstar Income Program II-1, L.P., File No.
               000-14508 for the fiscal year ended December 31, 2001.)

   10.5 Ordinance No. 1162 of the City of Pana, Illinois, authorizing an extension of a cable television franchise and authorizing and renewing an agreement between the City of Pana, Illinois, and Enstar Cable. Passed and approved February 8, 1993.
               (Incorporated by reference to the exhibits to the Registrant's
               Annual Report on Form 10-K, File No. 000-14505 for the fiscal year ended December 31,1992.)

   10.6        Franchise Agreement between the City of Pana, Illinois, and
               Enstar Communications Corporation and Enstar Income Program II-2.
               (Incorporated by reference to the exhibits to the Registrant's
               Quarterly Report on Form 10-Q, File No. 000-14505 for the quarter ended June 30, 1993.)

   10.7 Franchise Agreement and related documents thereto granting a non-exclusive community antenna television system franchise for the City of Jerseyville. (Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q,
               File No. 000-14505 for the quarter ended June 30, 1994.)
               21.1 Subsidiaries: None

** 99.1        Letter responsive to Temporary Note 3T to Article 3 of Regulation
               S-X.