Form 10-Q
period 2002-03-31
ENSTAR INCOME PROGRAM II-2 LP
filed 2002-05-15
CIK 757597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                        Commission File Number: 000-14505

                        ENSTAR INCOME PROGRAM II-2, L.P.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                   Georgia                                58-1628872
                   -------                                ----------
       (State or other jurisdiction of         (I.R.S. Employer Identification
       incorporation or organization)                      Number)


           12405 Powerscourt Drive
             St. Louis, Missouri                            63131
             -------------------                            -----
  (Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code:     (314) 965-0555




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

================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            CONDENSED BALANCE SHEETS


                                                                  MARCH 31,      DECEMBER 31,
                                                                    2002            2001*
                                                                 -----------     -----------
                                                                 (UNAUDITED)
                          ASSETS

ASSETS:
   Cash                                                          $10,338,300     $ 9,745,500
   Accounts receivable                                                59,600          75,000
   Prepaid expenses and other assets                                  26,300           7,400
   Property, plant and equipment, net of accumulated
     depreciation of $8,897,500 and $8,795,700, respectively       2,394,200       2,480,200
   Franchise cost, net of accumulated amortization
     of $1,395,400 and $1,393,800, respectively                        6,700           8,300
                                                                 -----------     -----------

          Total assets                                           $12,825,100     $12,316,400
                                                                 ===========     ===========

         LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                              $    63,900     $    65,000
   Accrued liabilities                                               184,700         135,700
   Due to affiliates                                               1,096,700         876,300
                                                                 -----------     -----------

          Total liabilities                                        1,345,300       1,077,000
                                                                 -----------     -----------

PARTNERSHIP CAPITAL:
   General Partners                                                   41,100          38,700
   Limited Partners                                               11,438,700      11,200,700
                                                                 -----------     -----------

          Total partnership capital                               11,479,800      11,239,400
                                                                 -----------     -----------

          Total liabilities and partnership capital              $12,825,100     $12,316,400
                                                                 ===========     ===========


* Agrees with the audited balance sheet included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.



            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               ------------------------
                                                                 2002           2001
                                                               ---------      ---------
                                                                      (UNAUDITED)
REVENUES                                                       $ 934,800      $ 954,400
                                                               ---------      ---------

OPERATING EXPENSES:
   Service costs                                                 322,200        299,100
   General and administrative expenses                            81,600         95,200
   General partner management fees and reimbursed expenses       152,200        157,500
   Depreciation and amortization                                 103,700        108,900
                                                               ---------      ---------

                                                                 659,700        660,700
                                                               ---------      ---------

OPERATING INCOME                                                 275,100        293,700
                                                               ---------      ---------

OTHER INCOME (EXPENSE):
   Interest income                                                28,300         62,700
   Other                                                         (63,000)            --
                                                               ---------      ---------

                                                                 (34,700)        62,700
                                                               ---------      ---------

NET INCOME                                                     $ 240,400      $ 356,400
                                                               =========      =========

Net income allocated to General Partners                       $   2,400      $   3,600
                                                               =========      =========

Net income allocated to Limited Partners                       $ 238,000      $ 352,800
                                                               =========      =========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST            $    7.97      $   11.81
                                                               =========      =========

AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING PERIOD                                                  29,880         29,880
                                                               =========      =========





            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         ------------------------------
                                                                             2002              2001
                                                                         ------------      ------------
                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $    240,400      $    356,400
   Adjustments to reconcile net income to net cash from
     operating activities:
       Depreciation and amortization                                          103,700           108,900
       Changes in:
         Accounts receivable, prepaid expenses and other assets                (3,800)           52,900
         Accounts payable, accrued liabilities and due to affiliates          268,300           238,500
                                                                         ------------      ------------

           Net cash from operating activities                                 608,600           756,700
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (15,800)          (20,500)
                                                                         ------------      ------------

           Net cash from investing activities                                 (15,800)          (20,500)
                                                                         ------------      ------------

NET INCREASE IN CASH                                                          592,800           736,200

CASH AT BEGINNING OF PERIOD                                                 9,745,500         7,186,600
                                                                         ------------      ------------

CASH AT END OF PERIOD                                                    $ 10,338,300      $  7,922,800
                                                                         ============      ============




            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

      The accompanying condensed interim financial statements for Enstar Income Program II-2, L.P. (the Partnership) as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results for the entire year.

2. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

      The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of Enstar Communications Corporation (ECC), the Corporate General Partner, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises, payable to Enstar Cable. Management fee expense approximated $46,700 and $47,700 for the three months ended March 31, 2002 and 2001, respectively. Management fees are non-interest bearing.

      The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter Communications Holding Company, LLC and its affiliates (collectively, Charter) provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $105,500 and $109,800 for the three months ended March 31, 2002 and 2001, respectively.

      All programming services have been purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $218,700 and $211,700 for the three months ended March 31, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

      The cable system in one of the Partnership's franchise areas does not have headend equipment to receive and retransmit its cable television signal. The system relies on another partnership managed by the Corporate General Partner with systems located in neighboring communities to provide its cable television signal. The Partnership is not charged a fee for this service.

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

4. SALE OF ASSETS

      On August 29, 2001, the Partnership entered into an asset purchase agreement providing for the sale of all of the Partnership's Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois (the Hillsboro cable television systems) to Charter Communications Entertainment I, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $13,541,600 (the Charter Sale). As a pre-condition to the sale, based on approval by the Limited Partners, the Partnership's partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. On April 10, 2002, the asset purchase agreement closed. Beginning April 10, 2002, the Partnership will present the

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Hillsboro cable television systems as discontinued operations. During the three months ended March 31, 2002, the Hillsboro cable television systems earned revenue of $723,900. The Hillsboro cable television systems had approximately 5,800 and 900 basic and premium customers, respectively. The Partnership expects to recognize a gain from the sale of the Hillsboro cable television systems, although no assurance can be given regarding this matter.

      The Malden, Missouri headend is not included in the Charter Sale and will continue to be owned by the Partnership and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Malden headend will ever be sold.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements of the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001 for additional information regarding such matters and the effect thereof on our business.

RESULTS OF OPERATIONS

      Revenues decreased $19,600 from $954,400 to $934,800, or 2.1%, for the three months ended March 31, 2002, respectively, compared to the corresponding period in 2001. The decrease was due to a decline in the number of basic and premium service customers. As of March 31, 2002 and 2001, we had approximately 7,800 and 8,100 basic service customers, respectively, and 1,200 and 1,600 premium service customers, respectively.

      Service costs increased $23,100 from $299,100 to $322,200, or 7.7%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase was primarily due to an increase in labor costs.

      General and administrative expenses decreased $13,600 from $95,200 to $81,600, or 14.3%, for the three months ended March 31, 2002 compared to the corresponding period in 2001, primarily due to a decrease in bad debt expense.

      General partner management fees and reimbursed expenses decreased $5,300 from $157,500 to $152,200, or 3.4%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was due to a decrease in service costs being provided and billed to us by Charter during the three months ended March 31, 2002 compared to the corresponding period in 2001, therefore increasing service costs.

      Depreciation and amortization expense decreased $5,200 from $108,900 to $103,700, or 4.8%, for the three months ended March 31, 2002 compared to the corresponding period in 2001. The decrease was due to fewer capital expenditures and certain fixed assets becoming fully depreciated during the first three months of 2002.

      Due to the factors described above, our operating income decreased $18,600 from $293,700 to $275,100, or 6.3%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

      Interest income decreased $34,400 from $62,700 to $28,300, or 54.9%, for the three months ended March 31, 2002 compared to the corresponding period in 2001, primarily due to lower average cash balances available for investment during 2002 coupled with lower interest rates.

      Other expense of $63,000 for the three months ended March 31, 2002 represent costs associated with the sale of assets.

      Due to the factors described above, our net income decreased $116,000 from $356,400 to $240,400, or 32.5%, for the three months ended March 31, 2002 compared to the corresponding period in 2001.

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

EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA decreased $86,800 from $402,600 to $315,800, or 21.6% for the three months ended March 31, 2002 compared to the corresponding period in 2001. EBITDA as a percentage of revenues decreased 8.4% from 42.2% to 33.8%, during the three months ended March 31, 2002 compared to the corresponding period in 2001.

      Operating activities provided $608,600 and $756,700 during the three months ended March 31, 2002 and 2001, respectively. Changes in receivables, prepaid expenses and other assets used $3,800 and provided $52,900 during the three months ended March 31, 2002 and 2001, respectively, primarily due to fluctuations in receivable collections. Changes in liabilities owed to affiliates and third party creditors provided $268,300 and $238,500 during the three months ended March 31, 2002 and 2001, respectively, due to differences in the timing of payments.

      We used $15,800 and $20,500 in investing activities during the three months ended March 31, 2002 and 2001, respectively, due primarily to capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of our cable systems.

INVESTING ACTIVITIES

      Significant capital would be required for a comprehensive plant and headend upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. Our capital expenditures for upgrades have been made with available funds and have enhanced the economic value of our systems.

      The estimated cost of completing a comprehensive upgrade of our systems in order to activate two-way capability from the Malden, Missouri headend, as well as to increase channel capacity and allow additional video services, would be approximately $1.7 million (for an upgrade to 550 megahertz (MHz) capacity) to $2.0 million (for an upgrade to 870 MHz capacity). Given the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. Provided there are available funds, the Corporate General Partner will, however, continue to evaluate alternative, cost-effective solutions to increase channel capacity, pay-per-view services, and digital services which would enhance the value of our systems and be economically prudent.

FINANCING ACTIVITIES

      At March 31, 2002, we had no debt outstanding. We rely upon cash flow from operations to meet liquidity requirements and fund necessary capital expenditures. Although we currently maintain a cash balance, there can be no assurance that our future cash flows, combined with available cash, will be adequate to meet our future liquidity requirements or to fund future capital expenditures.

SALE OF ASSETS

      On August 29, 2001, we entered into an asset purchase agreement providing for the sale of all of our Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois (the Hillsboro cable television systems) to Charter Communications Entertainment I, LLC, an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications Holdings Company, LLC, for a total sale price of approximately $13,541,600 (the Charter Sale). As a pre-condition to the sale, based on approval by the Limited

Partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner. On April 10, 2002, the asset purchase agreement closed.

      The Malden, Missouri headend is not included in the Charter Sale and will continue to be owned by the Partnership and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Malden headend will ever be sold.

      After setting aside a $2,000,000 reserve to fund the Malden headend's working capital needs, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions of our allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. We intend to make an initial distribution of approximately $538 per Limited Partnership unit on or about May 15, 2002, with a second distribution of approximately $100 per Limited Partnership unit on or about September 30, 2002.

CERTAIN TRENDS AND UNCERTAINTIES

      We maintain insurance coverage for all of the cable television properties owned or managed by us to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including our properties.

      Approximately 100% of our customers are served by our system in Malden, Missouri, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

      Although we do not believe that the terrorist attacks on September 11, 2001 and the related events have resulted in any material changes to our business and operations to date, it is difficult to assess the impact that these events, combined with the general economic slowdown, will have on future operations. These events could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, as well as the collectibility of accounts receivable.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by us beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 will not have a material impact on the condensed financial statements.

INFLATION

      Certain of our expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, we do not believe that our financial results have been, or will be, adversely affected by inflation in a material manner, provided that we are able to increase our service prices periodically, of which there can be no assurance.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS

            2.1 Letter of Amendment, dated April 10, 2002, by and between Charter Communications Entertainment I, LLC, Interlink Communications Partners, LLC, and Rifkin Acquisitions Partners, LLC and Enstar Income Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD Systems Venture, and Enstar Cable of Macoupin County. (Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, File No. 000-15705 dated April 19, 2002.)

            3.1 Amendment dated April 10, 2002, to the Second Amended and Restated Agreement of Limited Partnership of Enstar Income Program II-2, L.P., dated as of August 1, 1988. (Incorporated by reference to the exhibits to the registrant's Current Report on Form 8-K, File No. 000-14505 dated April 19, 2002.)

      (B)   REPORTS ON FORM 8-K

            On April 22, 2002, the registrant filed a current report on Form 8-K to announce the closing of its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ENSTAR INCOME PROGRAM II-2, L.P.


                                         By: ENSTAR COMMUNICATIONS CORPORATION
                                             Corporate General Partner


Date: May 15, 2002                       By: /s/ Paul E. Martin
                                             ---------------------------------
                                             Paul E. Martin
                                             Senior Vice President,
                                             Corporate Controller
                                             (Principal Accounting Officer)