Form 10-Q
period 2002-06-30
ENSTAR INCOME PROGRAM II-2 LP
filed 2002-08-14
CIK 757597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number:    000-14505

ENSTAR INCOME PROGRAM II-2, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-1628872
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM II-2, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED BALANCE SHEETS

                                                                    June 30,     December 31,
                                                                      2002         2001
                                                                  ------------  ------------
                                                                  (unaudited)
                              ASSETS
ASSETS:
   Cash and cash equivalents.................................... $  8,431,500  $  9,745,500
   Accounts receivable..........................................       19,900        23,800
   Prepaid expenses and other assets............................        9,700         2,400
   Property, plant and equipment, net of accumulated
     depreciation of $2,756,200 and $2,699,600, respectively....      508,900       542,200
   Assets related to discontinued operations....................           --     2,002,500
                                                                  ------------  ------------
         Total assets........................................... $  8,970,000  $ 12,316,400
                                                                  ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable............................................. $     14,100  $     65,000
   Accrued liabilities..........................................      123,900       135,700
   Due to affiliates............................................    1,956,000       876,300
                                                                  ------------  ------------
          Total liabilities.....................................    2,094,000     1,077,000
                                                                  ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners.............................................       (4,400)       38,700
   Limited Partners.............................................    6,880,400    11,200,700
                                                                  ------------  ------------
          Total partnership capital.............................    6,876,000    11,239,400
                                                                  ------------  ------------
          Total liabilities and partnership capital............. $  8,970,000  $ 12,316,400
                                                                  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                    June 30,
                                                               ------------- ------------  --------------------------
                                                                   2002          2001          2002          2001
                                                               ------------  ------------  ------------  ------------
                                                                       (unaudited)                 (unaudited)

REVENUES..................................................... $    225,300  $    232,200  $    436,100  $    464,800

OPERATING EXPENSES:
   Service costs.............................................       62,100        79,900       130,300       158,100
   General and administrative expenses.......................       38,400        27,300        58,000        62,000
   General partner management fees and reimbursed expenses...       27,700        54,400        68,100       110,800
   Depreciation and amortization.............................       27,600        29,800        56,800        60,300
                                                               ------------  ------------  ------------  ------------
                                                                   155,800       191,400       313,200       391,200
                                                               ------------  ------------  ------------  ------------
OPERATING INCOME.............................................       69,500        40,800       122,900        73,600
                                                               ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
   Interest income...........................................       52,600            --        80,900            --
   Other expense.............................................           --       (10,000)           --       (10,000)
                                                               ------------  ------------  ------------  ------------
                                                                    52,600       (10,000)       80,900       (10,000)
                                                               ------------  ------------  ------------  ------------
INCOME FROM CONTINUING OPERATIONS............................      122,100        30,800       203,800        63,600
                                                               ------------  ------------  ------------  ------------
DISCONTINUED OPERATIONS:
   Income from discontinued operations.......................       61,000       293,800       219,700       617,400
   Gain on sale of cable systems.............................   11,103,600            --    11,103,600            --
                                                               ------------  ------------  ------------  ------------
INCOME FROM DISCONTINUED OPERATIONS..........................   11,164,600       293,800    11,323,300       617,400
                                                               ------------  ------------  ------------  ------------
NET INCOME................................................... $ 11,286,700  $    324,600  $ 11,527,100  $    681,000
                                                               ============  ============  ============  ============
Net income allocated to General Partners..................... $    112,900  $      3,200  $    115,300  $      6,800
                                                               ============  ============  ============  ============
Net income allocated to Limited Partners..................... $ 11,173,800  $    321,400  $ 11,411,800  $    674,200
                                                               ============  ============  ============  ============
NET INCOME FROM CONTINUING OPERATIONS PER UNIT OF LIMITED
PARTNERSHIP INTEREST......................................... $       4.05  $       1.02  $       6.75  $       2.11
                                                               ============  ============  ============  ============
NET INCOME FROM DISCONTINUED OPERATIONS PER UNIT OF LIMITED
PARTNERSHIP INTEREST......................................... $     369.91  $       9.73  $     375.17  $      20.46
                                                               ============  ============  ============  ============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST.......... $     373.96  $      10.76  $     381.92  $      22.56
                                                               ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING PERIOD.............................................       29,880        29,880        29,880        29,880
                                                               ============  ============  ============  ============

See accompanying notes to consdensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       ---------------------------
                                                                                           2002           2001
                                                                                       -------------  ------------
                                                                                               (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................................ $  11,527,100  $    681,000
   Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation and amortization..................................................       139,100       211,100
      Gain on sale of cable systems..................................................   (11,103,600)           --
      Changes in:
      Accounts receivable, prepaid expenses and other assets.........................        66,800        64,500
      Accounts payable, accrued liabilities and due to affiliates....................       784,700       342,000
                                                                                       -------------  ------------
          Net cash flows from operating activities...................................     1,414,100     1,298,600
                                                                                       -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................................       (32,900)      (34,100)
   Proceeds from sale of cable systems...............................................    13,195,300            --
   Other investing activities........................................................            --         2,000
                                                                                       -------------  ------------
          Net cash flows from investing activities...................................    13,162,400       (32,100)
                                                                                       -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners.........................................................   (15,890,500)           --
                                                                                       -------------  ------------
          Net cash flows from financing activities...................................   (15,890,500)           --

NET INCREASE (DECREASE) IN CASH .....................................................    (1,314,000)    1,266,500

CASH AND CASH EQUIVALENTS, beginning of period.......................................     9,745,500     7,186,600
                                                                                       -------------  ------------
CASH AND CASH EQUIVALENTS, end of period............................................. $   8,431,500  $  8,453,100
                                                                                       =============  ============

See accompanying notes to consdensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program II-2, L.P. (the Partnership) as of June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include useful lives of property, plant and equipment, valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

2. DISCONTINUED OPERATIONS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of its Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, LLC (CCE-I), an affiliate of Enstar Communications Corporation (ECC), the Corporate General Partner, and a direct subsidiary of Charter Communications Holding Company, LLC (Charter), for a total sale price of approximately $13,195,300 (the Charter Sale), net of transaction costs. As a pre-condition to the sale, based on approval by the Limited Partners, the partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

The Malden, Missouri headend, serving 2,000 basic customers at June 30, 2002, was not included in the Charter Sale and will continue to be owned and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Malden headend will ever be sold.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the assets sold in the Charter Sale have been reclassified and presented as assets related to discontinued operations in the accompanying condensed balance sheets. The operating results and gain on sale of such cable systems are presented as discontinued operations in the accompanying condensed statements of operations. For the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, revenues of the sold cable systems were $803,500 and $1,438,200, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $219,700 and $617,400, respectively. For the three months ended June 30, 2001, revenue and income from discontinued operations, excluding the gain on sale of cable systems, approximated $716,400 and $293,800, respectively. The book value of the investment in the sold cable systems approximated $2,091,700 at April 10, 2002. The Partnership recorded a gain of $11,103,600 in the second quarter of 2002.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of ECC, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises, payable to Enstar Cable. Management fee expense approximated $15,200 and $47,400 ($11,300 and $11,600 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $62,000 and $95,100 ($21,800 and $23,200 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $38,500 and $115,200 ($16,400 and $42,800 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $143,900 and $225,000 ($46,300 and $87,600 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively.

All programming services have been purchased through Charter. Charter charges the Partnership for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $65,200 and $209,300 ($46,200 and $47,500 related to continuing operations) for the three months ended June 30, 2002 and 2001, respectively, and $283,900 and $421,000 ($92,300 and $95,000 related to continuing operations) for the six months ended June 30, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

All amounts owed to the General Partner and affiliates are non-interest bearing.

4. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

Net income per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, net income, excluding gain on sale of cable systems, has been allocated 99% to the Limited Partners and 1% to the General Partners. Gain on sale of cable systems has been allocated in accordance with the partnership agreement, first to the Limited Partners and to the General Partners to eliminate any negative equity balance on the date of sale, and then in the amount of 99% to the Limited Partners and 1% to the General Partners. Gains and losses will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 85% to the Limited Partners and 15% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

Distributions have been allocated in accordance with the partnership agreement, 99% to the Limited Partners and 1% to the General Partners. Distributions will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 85% to the Limited Partners and 15% to the General Partners.

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. The Partnership will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on the Partnership's financial statements.

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

RESULTS OF OPERATIONS

On April 10, 2002, we completed the sale of our Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois. The following discussion of our results of operations classifies all results from operations sold in discontinued operations for the six months ended June 30, 2002 and 2001.

Revenues decreased $6,900 from $232,200 to $225,300, or 3.0%, and $28,700 from $464,800 to $436,100, or 6.2%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to a decline in the number of basic and premium service customers. As of June 30, 2002 and 2001, we had approximately 2,000 and 2,200 basic service customers, respectively, and 200 and 400 premium service customers, respectively.

Service costs decreased $17,800 from $79,900 to $62,100, or 22.3%, and $27,800 from $158,100 to $130,300, or 17.6%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease was primarily due to the decline in customers described above.

General and administrative expenses increased $11,100 from $27,300 to $38,400, or 40.7%, and decreased $4,000 from $62,000 to $58,000, or 6.5%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease for the six months ended June 30, 2002 and 2001 is primarily due to a decrease in professional fees.

General partner management fees and reimbursed expenses represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. General partner management fees and reimbursed expenses decreased $26,700 from $54,400 to $27,700, or 49.1%, and $42,700 from $110,800 to $68,100, or 38.5%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decrease in the level of such services being provided and billed to us by Charter.

Depreciation and amortization expense decreased $2,200 from $29,800 to $27,600, or 7.4%, and $3,500 from $60,300 to $56,800, or 5.8%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to certain fixed assets becoming fully depreciated during the last half of 2001 and the first half of 2002.

Due to the factors described above, our operating income increased $28,700 from $40,800 to $69,500, or 70.3%, and $49,300 from $73,600 to $122,900, or 67.0%, for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income increased from $0 to $52,600 and from $0 to $80,900 due to higher average cash balances available for investment due to proceeds from the sale of certain cable systems (the Charter Sale).

Other expense totaled $10,000 for the three and six months ended June 30, 2001. Other expense represents expenses associated with a previous unexecuted sales proposal.

Due to the factors described above, our income from continuing operations increased $91,300 from $30,800 to $122,100 and $140,200 from $63,600 to $203,800 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001.

Our income from discontinued operations decreased $232,800 from $293,800 to $61,000 and $397,700 from $617,400 to $219,700 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. Gain on sale of cable systems totaled $11,103,600 for the three and six months ended June 30, 2002. Gain on sale of cable systems represents the difference between the sale proceeds and the net book value of investment.

Net income increased $10,962,100 from $324,600 to $11,286,700 and $10,846,100 from $681,000 to $11,527,100 for the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001, due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of our cable systems.

Operating activities provided $1,414,100 and $1,298,600 during the six months ended June 30, 2002 and 2001, respectively. Changes in receivables, prepaid expenses and other assets provided $66,800 and $64,500 during the six months ended June 30, 2002 and 2001, respectively, primarily due to fluctuations in receivable collections. Changes in liabilities owed to affiliates and third party creditors provided $784,700 and $342,000 during the six months ended June 30, 2002 and 2001, respectively, due to differences in the timing of payments.

We provided $13,162,400 and used $32,100 in investing activities during the six months ended June 30, 2002 and 2001, respectively, due primarily to the Charter Sale partially offset by capital expenditures.

Financing activities used $15,890,500 and $0 during the six months ended June 30, 2002 and 2001, respectively, due to distributions to partners of proceeds received from the Charter Sale.

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

FINANCING ACTIVITIES

Distributions to partners as a result of the Charter Sale totaled $15,890,500 for the six months ended June 30, 2002.

At June 30, 2002, we had no debt outstanding. We rely upon cash flow from operations to meet liquidity requirements and fund necessary capital expenditures. Although we currently maintain a cash balance, there can be no assurance that our future cash flows, combined with available cash, will be adequate to meet our future liquidity requirements or to fund future capital expenditures as required by franchise authorities.

DISCONTINUED OPERATIONS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, we completed the sale of our Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment 1, LLC (CCE-I), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $13,195,300 (the Charter Sale), net of transaction costs. As a pre-condition to the sale, based on approval by the Limited Partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

The Malden, Missouri headend, serving 2,000 basic customers at June 30, 2002, was not included in the Charter Sale and will continue to be owned and operated by the Corporate General Partner indefinitely for the foreseeable future. The Corporate General Partner can give no assurance of when, or if, the Malden headend will ever be sold.

After setting aside $2,000,000 to fund the Malden headend's working capital needs for forseeable future, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We made an initial distribution of approximately $15,890,500 on or about May 15, 2002, with a second distribution scheduled to be made on or about September 30, 2002 from the Charter Sale.

In accordance with the Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the assets sold in the Charter Sale have been reclassified and presented as assets related to discontinued operations in the accompanying condensed balance sheets. The operating results and gain on sale of such cable systems are presented as discontinued operations in the accompanying condensed statements of operations. For the period from January 1, 2002 to April 10, 2002 and the six months ended June 30, 2001, revenues of the sold cable systems were $803,500 and $1,438,200, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $219,700 and $617,400, respectively. For the three months ended June 30, 2001, revenue and income from discontinued operations, excluding the gain on sale of cable systems, approximated $716,400 and $293,800, respectively. The book value of the investment in the sold cable systems approximated $2,091,700 at April 10, 2002. The Partnership recorded a gain of $11,103,600 in the second quarter of 2002.

CERTAIN TRENDS AND UNCERTAINTIES

Insurance coverage is maintained for all of the cable television properties owned or managed by us to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including our properties.

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

Charter and our Corporate General Partner have had communications and correspondence with representatives of certain limited partners, and others, concerning certain Enstar partnerships of which our Corporate General Partner is also the Corporate General Partner. While we are not aware of any formal litigation which has been filed relating to the communications and correspondence, or the subject matter referred to therein, it is impossible to predict what actions may be taken in the future or what loss contingencies may result therefrom.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. We will adopt SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002. Adoption will not have a material impact on our financial statements.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CHARTER SALES PROPOSAL. The holders of limited partnership units voted to approve the sale of the Partnership's Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, an affiliate of Enstar Communication Corporation, the Corporate General Partner. The voting results are set forth below:

FOR	AGAINST	ABSTAIN
21,420	96	396

There are 29,880 shares outstanding with 603 total holders. 408 total holders voted on this matter. The proxy process was expired on March 13, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith

(B) REPORTS ON FORM 8-K

On April 22, 2002, the registrant filed a current report on Form 8-K dated August 29, 2001 to announce the closing of its asset purchase agreement with certain indirect subsidiaries of Charter Communications, Inc.

On June 14, 2002, the registrant filed a current report on Form 8-K dated June 14, 2002 to report that the registrant had changed its principal independent accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM II-2, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

Date: August 14, 2002

By: /s/ Paul E. Martin

Name: Paul E. Martin

Title: Senior Vice President and Corporate

Controller (Principal Financial Officer

and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer or equivalent thereof). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer or equivalent thereof). *

* filed herewith