Form 10-Q
period 2002-09-30
ENSTAR INCOME PROGRAM II-2 LP
filed 2002-11-13
CIK 757597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM II-2, L.P.
Quarterly Report on Form 10-Q for the Period ended September 30, 2002
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED BALANCE SHEETS

                                                                  September 30,  December 31,
                                                                      2002         2001
                                                                  ------------  ------------
                                                                  (unaudited)
                              ASSETS
ASSETS:
   Cash and cash equivalents.................................... $  5,085,500  $  9,745,500
   Accounts receivable..........................................       21,100        23,800
   Prepaid expenses and other assets............................        6,800         2,400
   Property, plant and equipment, net of accumulated
     depreciation of $2,799,700 and $2,699,600, respectively....      543,600       542,200
   Assets related to discontinued operations....................           --     2,002,500
                                                                  ------------  ------------
         Total assets........................................... $  5,657,000  $ 12,316,400
                                                                  ============  ============

                LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable............................................. $     15,800  $     65,000
   Accrued liabilities..........................................      453,200       135,700
   Due to affiliates............................................    1,557,200       876,300
                                                                  ------------  ------------
          Total liabilities.....................................    2,026,200     1,077,000
                                                                  ------------  ------------
PARTNERSHIP CAPITAL (DEFICIT):
   General Partners.............................................      (37,400)       38,700
   Limited Partners.............................................    3,668,200    11,200,700
                                                                  ------------  ------------
          Total partnership capital.............................    3,630,800    11,239,400
                                                                  ------------  ------------
          Total liabilities and partnership capital............. $  5,657,000  $ 12,316,400
                                                                  ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended          Nine Months Ended
                                                                     September 30,               September 30,
                                                               ------------- ------------  --------------------------
                                                                   2002          2001          2002          2001
                                                               ------------  ------------  ------------  ------------
                                                                       (unaudited)                 (unaudited)

REVENUES..................................................... $    213,900  $    225,000  $    650,000  $    689,800

OPERATING EXPENSES:
   Service costs.............................................       72,900        71,400       203,200       229,500
   General and administrative expenses.......................       23,700        30,000        81,700        92,000
   General partner management fees and reimbursed expenses...       23,200        54,600        91,300       165,400
   Depreciation and amortization.............................       23,700        29,900        80,500        90,200
                                                               ------------  ------------  ------------  ------------
                                                                   143,500       185,900       456,700       577,100
                                                               ------------  ------------  ------------  ------------
OPERATING INCOME.............................................       70,400        39,100       193,300       112,700
                                                               ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE):
   Interest income...........................................       33,600        62,000       114,500       228,900
   Other income (expense)....................................           --         1,900            --       (43,000)
                                                               ------------  ------------  ------------  ------------
                                                                    33,600        63,900       114,500       185,900
                                                               ------------  ------------  ------------  ------------
INCOME FROM CONTINUING OPERATIONS............................      104,000       103,000       307,800       298,600
                                                               ------------  ------------  ------------  ------------
DISCONTINUED OPERATIONS:
   Income from discontinued operations.......................       11,800       190,200       231,500       675,600
   Gain on sale of cable systems.............................        4,500            --    11,108,100            --
                                                               ------------  ------------  ------------  ------------
INCOME FROM DISCONTINUED OPERATIONS..........................       16,300       190,200    11,339,600       675,600
                                                               ------------  ------------  ------------  ------------
NET INCOME................................................... $    120,300  $    293,200  $ 11,647,400  $    974,200
                                                               ============  ============  ============  ============
Net income allocated to General Partners..................... $      1,200  $      2,900  $    116,500  $      9,700
                                                               ============  ============  ============  ============
Net income allocated to Limited Partners..................... $    119,100  $    290,300  $ 11,530,900  $    964,500
                                                               ============  ============  ============  ============
NET INCOME FROM CONTINUING OPERATIONS PER UNIT OF LIMITED
PARTNERSHIP INTEREST......................................... $       3.45  $       3.41  $      10.20  $       9.89
                                                               ============  ============  ============  ============
NET INCOME FROM DISCONTINUED OPERATIONS PER UNIT OF LIMITED
PARTNERSHIP INTEREST......................................... $       0.54  $       6.30  $     375.71  $      22.39
                                                               ============  ============  ============  ============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST.......... $       3.99  $       9.71  $     385.91  $      32.28
                                                               ============  ============  ============  ============
AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING
   DURING PERIOD.............................................       29,880        29,880        29,880        29,880
                                                               ============  ============  ============  ============

See accompanying notes to consdensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       ---------------------------
                                                                                           2002           2001
                                                                                       -------------  ------------
                                                                                               (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................................ $  11,647,400  $    974,200
   Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation and amortization..................................................       159,600       316,700
      Gain on sale of cable systems..................................................   (11,108,100)           --
      Changes in:
      Accounts receivable, prepaid expenses and other assets.........................        68,500        78,800
      Accounts payable, accrued liabilities and due to affiliates....................       716,900       535,400
                                                                                       -------------  ------------
          Net cash flows from operating activities...................................     1,484,300     1,905,100
                                                                                       -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures..............................................................       (88,100)      (59,800)
   Proceeds from sale of cable systems, net of transaction costs.....................    13,199,800            --
   Other investing activities........................................................            --         2,000
                                                                                       -------------  ------------
          Net cash flows from investing activities...................................    13,111,700       (57,800)
                                                                                       -------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to General Partners.................................................      (192,600)           --
   Distributions to Limited Partners.................................................   (19,063,400)           --
                                                                                       -------------  ------------
          Net cash flows from financing activities...................................   (19,256,000)           --
                                                                                       -------------  ------------

NET INCREASE (DECREASE) IN CASH .....................................................    (4,660,000)    1,847,300

CASH AND CASH EQUIVALENTS, beginning of period.......................................     9,745,500     7,186,600
                                                                                       -------------  ------------
CASH AND CASH EQUIVALENTS, end of period............................................. $   5,085,500  $  9,033,900
                                                                                       =============  ============

See accompanying notes to consdensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program II-2, L.P. (the Partnership) as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the entire year.

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

2. DISCONTINUED OPERATIONS AND PROPOSED SALES TRANSACTION

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of its Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, LLC (CCE-I), an affiliate of Enstar Communications Corporation (ECC), the Corporate General Partner, and a direct subsidiary of Charter Communications Holding Company, LLC (Charter), for a total sale price of approximately $13,199,800 (the Charter Sale). As a pre- condition to the sale, based on approval by the Limited Partners, the partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

After setting aside $2,000,000 to fund the Malden, Missouri headend's working capital needs for forseeable future, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We made an initial distribution of approximately $15,890,500 on or about May 15, 2002, with a second distribution of $3,365,500 made on or about September 24, 2002.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the assets sold in the Charter Sale have been reclassified and presented as assets related to discontinued operations in the accompanying condensed balance sheets. The operating results and gain on sale of such cable systems are presented as discontinued operations in the accompanying condensed statements of operations. Discontinued operations classification was triggered in the second quarter of 2002 once approval of the sale was obtained and the sale became probable. For the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, revenues of the sold cable systems were $803,500 and $2,185,800, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $231,500 and $675,600, respectively. For the three months ended September 30, 2001, revenue and income from discontinued operations, excluding the gain on sale of cable systems, approximated $747,600 and $190,200, respectively. The book value of the investment in the sold cable systems approximated $2,091,700 at April 10, 2002. The Partnership recorded a gain of $11,108,100 in the nine months ended September 30, 2002.

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of the Malden, Missouri cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,702,500 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter.

Upon sale of the remaining cable system, the Partnership will be liquidated and all remaining assets distributed to the Limited Partners and the General Partners.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation (Enstar Cable), a wholly owned subsidiary of ECC, for a monthly management fee of 5% of gross revenues, as defined, from operations of the Partnership, excluding revenues from the sale of cable television systems or franchises, payable to Enstar Cable. Management fee expense approximated $10,700 and $48,700 ($10,700 and $11,300 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $72,700 and $143,800 ($32,500 and $34,500 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively.

The Management Agreement also provides that the Partnership reimburse Enstar Cable for direct expenses incurred on behalf of the Partnership and the Partnership's allocable share of Enstar Cable's operational costs. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services was $12,500 and $134,200 ($12,500 and $43,300 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $148,000 and $359,200 ($58,800 and $130,900 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively.

All programming services have been purchased through Charter. Charter charges the Partnership for these costs based on an allocation of its costs. The Partnership recorded programming fee expense of $47,100 and $209,700 ($47,100 and $46,700 related to continuing operations) for the three months ended September 30, 2002 and 2001, respectively, and $331,000 and $630,700 ($139,500 and $141,800 related to continuing operations) for the nine months ended September 30, 2002 and 2001, respectively. Programming fees are included in service costs in the accompanying condensed statements of operations.

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

RESULTS OF OPERATIONS

On April 10, 2002, we completed the sale of our Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois. The following discussion of our results of operations classifies all results from operations sold in discontinued operations for the nine months ended September 30, 2002 and 2001. Accordingly, the remaining discussion includes the results of operations for the Malden system only.

Revenues decreased $11,100 from $225,000 to $213,900, or 4.9%, and $39,800 from $689,800 to $650,000, or 5.8%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to a decline in the number of premium service customers. As of September 30, 2002 and 2001, we had approximately 2,100 basic service customers and 200 and 300 premium service customers, respectively. The decline in premium customers is primarily due to competition from satellite providers and customer reaction to increased prices.

Service costs increased $1,500 from $71,400 to $72,900, or 2.1%, and decreased $26,300 from $229,500 to $203,200 or 11.5%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease for the nine months ended September 30, 2002 was primarily due to the decline in customers described above.

General and administrative expenses decreased $6,300 from $30,000 to $23,700, or 21.0%, and decreased $10,300 from $92,000 to $81,700, or 11.2%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease for the nine months ended September 30, 2002 and 2001 is primarily due to a decrease in property taxes.

General partner management fees and reimbursed expenses represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. General partner management fees and reimbursed expenses decreased $31,400 from $54,600 to $23,200, or 57.5%, and $74,100 from $165,400 to $91,300, or 44.8%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was primarily due to a decrease in the level of such services being provided and billed to us by Charter

Depreciation and amortization expense decreased $6,200 from $29,900 to $23,700, or 20.7%, and $9,700 from $90,200 to $80,500, or 10.8%, for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The decrease was due to certain fixed assets becoming fully depreciated during the fourth quarter of 2001 and the three months ended September 30, 2002.

Due to the factors described above, our operating income increased $31,300 from $39,100 to $70,400, and $80,600 from $112,700 to $193,300 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Interest income decreased from $62,000 to $33,600 and from $228,900 to $114,500 due to lower average cash balances available for investment due to distributions made of proceeds from the sale of certain cable systems (the Charter Sale).

Other income of $1,900 for the three months ended September 30, 2001 and other expense of $43,000 for the nine months ended September 30, 2001 represent costs and other income associated with a previous unexecuted sales proposal.

Due to the factors described above, our income from continuing operations increased $1,000 from $103,000 to $104,000 and $9,200 from $298,600 to $307,800 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001.

Our income from discontinued operations decreased $178,400 from $190,200 to $11,800 and $444,100 from $675,600 to $231,500 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. Income from discontinued operations for the three months ended September 30, 2002 represents adjustments to accruals of the system sold based on receipt of final invoices and information. Gain on sale of cable systems totaled $4,500 and $11,108,100 for the three and nine months ended September 30, 2002, respectively. Gain on sale of cable systems represents the difference between the sale proceeds and the net book value of investment. The additional gain on sale of cable systems in the three months ended September 30, 2002 resulted from revisions to estimates of taxes due as a result of the sale of cable systems.

Net income decreased $172,900 from $293,200 to $120,300 and increased $10,673,200 from $974,200 to $11,647,400 for the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001, due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash from the sale of cable systems and all cash flow, if any, from operations after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of our remaining cable systems.

Operating activities provided $1,484,300 and $1,905,100 during the nine months ended September 30, 2002 and 2001, respectively. Changes in receivables, prepaid expenses and other assets provided $68,500 and $78,800 during the nine months ended September 30, 2002 and 2001, respectively, primarily due to fluctuations in receivable collections. Changes in liabilities owed to affiliates and third party creditors provided $716,900 and $535,400 during the nine months ended September 30, 2002 and 2001, respectively, due to differences in the timing of payments.

We provided $13,111,700 and used $57,800 in investing activities during the nine months ended September 30, 2002 and 2001, respectively, due primarily to proceeds from the Charter Sale in 2002 and capital expenditures in 2001.

Financing activities used $19,256,000 during the nine months ended September 30, 2002 due to distributions to partners of proceeds received from the Charter Sale.

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

The estimated cost of completing a comprehensive upgrade of our system in order to activate two-way capability from the Malden, Missouri headend, as well as to increase channel capacity and allow additional video services, would be approximately $1.7 million (for an upgrade to 550 megahertz (MHz) capacity) to $2.0 million (for an upgrade to 870 MHz capacity). Given the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. In light of the pending Telecommunications Management Sale, the Corporate General Partner will, however, continue to make upgrades required by franchise agreements.

FINANCING ACTIVITIES

Distributions to partners as a result of the Charter Sale totaled $19,256,000 for the nine months ended September 30, 2002.

At September 30, 2002, we had no debt outstanding. We rely upon cash flow from operations to meet liquidity requirements and fund necessary capital expenditures. Although we currently maintain a cash balance, there can be no assurance that our future cash flows, combined with available cash, will be adequate to meet our future liquidity requirements or to fund future capital expenditures as required by franchise authorities.

DISCONTINUED OPERATIONS AND PROPOSED SALES TRANSACTION

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, we completed the sale of our Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment 1, LLC (CCE-I), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $13,199,800 (the Charter Sale). As a pre-condition to the sale, based on approval by the Limited Partners, our partnership agreement was amended to allow the sale of assets to an affiliate of the Corporate General Partner.

After setting aside $2,000,000 to fund the Malden headend's working capital needs for forseeable future, and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner will make one or more distributions of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We made an initial distribution of approximately $15,890,500 on or about May 15, 2002, with a second distribution of $3,365,500 made on or about September 24, 2002.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," adopted by the Partnership on January 1, 2002, the assets sold in the Charter Sale have been reclassified and presented as assets related to discontinued operations in the accompanying condensed balance sheets. The operating results and gain on sale of such cable systems are presented as discontinued operations in the accompanying condensed statements of operations. Discontinued operations classification was triggered in the second quarter of 2002 once approval of the sale was obtained and the sale become probable. For the period from January 1, 2002 to April 10, 2002 and the nine months ended September 30, 2001, revenues of the sold cable systems were $803,500 and $2,185,800, respectively, and income from discontinued operations, excluding the gain on sale of cable systems, totaled $231,500 and $675,600, respectively. For the three months ended September 30, 2001, revenue and income from discontinued operations, excluding the gain on sale of cable systems, approximated $747,600 and $190,200, respectively. The book value of the investment in the sold cable systems approximated $2,091,700 at April 10, 2002. The Partnership recorded a gain of $11,108,100 in the nine months ended September 30, 2002.

On November 8, 2002 the Partnership entered into an asset purchase agreement providing for the sale of the Malden, Missouri cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,702,500 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and nine other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. If approved, it is expected that this sale will close in the first half of 2003, although no assurance can be given regarding this matter. Subsequent to the signing of the Agreement, Telecommunications, Management has raised an issue with respect to the fact that the city of Malden has been authorized to raise funds to finance construction of a competing cable television system. This is an issue that may impact closing.

Upon sale of all of the remaining cable systems, the Partnership will be liquidated and all remaining assets distributed to the Limited Partners and the General Partners.

CERTAIN TRENDS AND UNCERTAINTIES

In November 2002, voters in the city of Malden, Missouri voted and approved a referendum giving city officials the authority to pursue the issuance of up to $9.0 million in municipal bonds to finance the construction of a municipally owned cable system. We believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of September 30, 2002, we had approximately 2,100 basic customers in the city of Malden.

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

All of our customers are served by our system in Malden, Missouri, and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on our liquidity and cash flows. We continue to purchase insurance coverage in amounts our management views as appropriate for all other property, liability, automobile, workers' compensation and other insurable risks.

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

It is difficult to assess the impact that the general economic slowdown will have on future operations. This could result in reduced spending by customers and advertisers, which could reduce our revenues and operating cash flow, as well as the collectibility of accounts receivable.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Within the 90 days prior to the date of this report, our Corporate General Partner carried out an evaluation, under the supervision and with the participation of our management, including our Chief Administrative Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Partnership in reports that it files in its periodic SEC reports is recorded, processed, summarized and reported within the terms specified in the SEC rules and forms.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date that our Corporate General Partner carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8- K.

  EXHIBITS

Exhibit Number	Description of Document

2.1

  Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley. *

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer).*
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).*

  * filed herewith

  REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM II-2, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: November 13, 2002

By: /s/ Paul E. Martin
Name: Paul E. Martin
Title: Senior Vice President and Corporate
Controller (Principal Financial Officer
and Principal Accounting Officer)

CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income Program II-2, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Steven A. Schumm
Steven A. Schumm

Executive Vice President and
Chief Administrative Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enstar Income Program II-2, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Paul E. Martin
Paul E. Martin

Senior Vice President and
Corporate Controller (Principal Financial
Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1

Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley. *

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer).*
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer).*

* filed herewith