Form 10-K
period 2002-12-31
ENSTAR INCOME PROGRAM II-2 LP
filed 2003-04-16
CIK 757597

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-K
                             ----------------------

      (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________TO _________

                        COMMISSION FILE NUMBER: 000-14505

                        ENSTAR INCOME PROGRAM II-2, L.P.
             (Exact name of registrant as specified in its charter)


                            GEORGIA                                                 58-1628872
                            --------                                                ----------
        (State or other jurisdiction of incorporation or              (I.R.S. Employer Identification Number)
                         organization)

                    12405 POWERSCOURT DRIVE
                   ST. LOUIS, MISSOURI 63131                                       (314) 965-0555
                   -------------------------                                       --------------
(Address of principal executive offices including zip code)     (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act

                           TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
                           -------------------                        -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting equity securities held by non-affiliates of the registrant: All of the registrant's ______ units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.

================================================================================

                    The Exhibit Index is located at Page E-1.

                        ENSTAR INCOME PROGRAM II-2, L.P.
                          2002 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                                                        PAGE
                                                                                                              ----
Item 1.    Business.....................................................................................        3
Item 2.    Properties...................................................................................       16
Item 3.    Legal Proceedings............................................................................       16
Item 4.    Submission of Matters to a Vote of Security Holders..........................................       16

PART II

Item 5.    Market for the Registrant's Equity Securities and Related Security Holder Matters............       17
Item 6.    Selected Financial Data......................................................................       17
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........       18
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk...................................       26
Item 8.    Financial Statements and Supplementary Data..................................................       26
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........       26

PART III

Item 10.   Directors and Executive Officers of the Registrant...........................................       27
Item 11.   Executive Compensation.......................................................................       28
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................       29
Item 13.   Certain Relationships and Related Transactions...............................................       29

PART IV

Item 14.   Controls and Procedures......................................................................       31
Item 15    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................       31

SIGNATURES..............................................................................................       32

CERTIFICATIONS..........................................................................................       33

This Annual Report on Form 10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The Securities and Exchange Commission (SEC) allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. In this Annual Report, "we," "us," and "our" refers to Enstar Income Program II-2, L.P.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Enstar Income Program II-2, L.P., a Georgia limited partnership (the "Partnership), is engaged in the ownership and operation of cable television systems serving approximately 2,000 basic customers at December 31, 2002 in and around the city of Malden, Missouri.

The General Partners of the Partnership are Enstar Communications Corporation, a Georgia corporation (the "Corporate General Partner") and Robert T. Graff, Jr. (the "Individual General Partner"). Since its incorporation in 1982, the Corporate General Partner has been engaged in the cable/telecommunications business, both as a General Partner of 14 Limited Partnerships formed to own and operate cable television systems and through a wholly-owned operating subsidiary. As of December 31, 2002, the Corporate General Partner managed cable television systems serving approximately 32,400 basic customers. On November 12, 1999, the Corporate General Partner became an indirect controlled subsidiary of Charter Communications, Inc. (also called Charter), the nation's third largest cable operator, serving approximately 6.6 million customers. The Corporate General Partner is responsible for day-to-day management of the Partnership and its operations. Charter and its affiliates provide management and other services to the Partnership, for which they receive a management fee and reimbursement of expenses. The principal executive offices of the Partnership and the Corporate General Partner are located at 12405 Powerscourt Drive, St. Louis, MO 63131-0555 and their telephone number is (314) 965-0555.

LIQUIDATION BASIS ACCOUNTING AND SALE OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xenia, Illinois to Rifkin Acquisition Partners, LLC ("RAP") and Charter Communications Entertainment I, LLC ("CCE I"), each an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $13,199,800 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Charter Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to RAP, CCE I and another affiliate (also referred to as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Charter Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and therefore, are affiliates of the Partnership and each of the other Charter Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

After setting aside $2,000,000 to fund the Malden, Missouri headend's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We made an initial distribution of approximately $15,890,500 on or about May 15, 2002, with a second distribution of $3,365,500 made on or about September 24, 2002.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of the Malden, Missouri cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,702,500 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In March 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. We are currently evaluating our alternatives with respect to this new development.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $19,256,000 during the year ended December 31, 2002.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEM

The table below sets forth certain operating statistics for the Partnership's cable system as of December 31, 2002:

                                                                                                                       AVERAGE
                                                                                                                       MONTHLY
                                                                                  PREMIUM                              REVENUE
                               HOMES           BASIC              BASIC           SERVICE           PREMIUM           PER BASIC
      SYSTEM NAME            PASSED(1)       CUSTOMERS       PENETRATION(2)      UNITS(3)       PENETRATION(4)       CUSTOMER(5)
      -----------            ---------       ---------       --------------      --------       --------------       -----------
Malden, MO                     3,600           2,000             55.6%              300             15.0%              $ 38.73

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

     (5) Average monthly revenue per basic customer has been computed based on revenue for the Malden system for the year ended December 31, 2002, divided by twelve months, divided by the actual number of basic customers at the end of the year.

SERVICES, MARKETING AND PRICES

Our cable television system offers customers various levels of cable services consisting of:

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

     - various satellite delivered, non-broadcast channels, such as CNN, MTV, The USA Network, ESPN, TNT, and The Disney Channel;

     - programming originated locally by the cable television system, such as public, educational and government access programs; and

     - digital services delivered over a hybrid fiber and satellite delivered system (SSD) technology. SSD is a limited upgrade of the system which allows more channel capacity but does not enable two-way service or allow for other interactive services.

For an extra monthly charge, our cable television system also offers premium television services to its customers. These services, such as HBO and Showtime, are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Regulation and Legislation."

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

Our marketing strategy is to provide added value to increasing levels of subscription services through packaging. In addition to the basic service package, customers may purchase additional unregulated packages of satellite-delivered services and premium services. Our service options vary from system to system, depending upon a cable system's channel capacity and viewer interests. We employ radio and local newspaper advertising to market our services. We also offer discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. We also have a coordinated strategy for retaining customers that includes televised retention advertising to reinforce the initial decision to subscribe and encourage customers to purchase higher service levels.

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

At December 31, 2002, our monthly prices for basic cable service for residential customers, including certain discounted prices, was $21.56 and our premium price was $11.95, excluding special promotions offered periodically in conjunction with our marketing programs. A one-time installation fee, which we may wholly or partially waive during a promotional period, is usually charged to new customers. We charge commercial customers, such as hotels, motels and hospitals, a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. We offer most multi-unit dwellings a negotiated bulk price in exchange for single-point billing and basic service to all units. These prices are also subject to regulation.

PROGRAMMING

We purchase basic and premium programming for our system from Charter based on Charter's actual cost. Charter's programming costs are generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Charter's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. Accordingly, no assurances can be given that Charter's, and correspondingly our, programming costs will not continue to increase substantially in the near future, or that other materially adverse terms will not be added to Charter's programming contracts. We believe, however, that Charter's relations with its programming suppliers generally are good.

Our cable programming costs have increased in recent years due to additional programming being provided to basic customers and are expected to continue to increase due to increased costs to produce or purchase cable programming (with particularly significant increases occurring with respect to sports programming), inflationary increases and other factors. In addition we are facing higher costs to carry local broadcast channels who elect retransmission carriage agreements.

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

As a result of limited plant and technological upgrades completed in November 2002, the Malden, Missouri headend has a small system digital solution that allows for additional cable channels to be offered through the system's existing cable system architecture. The small system digital technology includes a digital set top terminal, an interactive electronic programming guide, 45 channels of CD quality digital music, a menu of pay-per-view channels and at least 30 additional digital channels. The small system digital upgrade, however, does not enable two-way service or allow for other interactive services. Small system digital may also offer customers one or more premium channels with "multiplexes." Multiplexes give customers access to several different versions of the same premium channels which are varied as to time of broadcast (such as east and west coast time slots) or programming content and theme (such as westerns and romance).

Significant capital would be required for a comprehensive plant and headend upgrade, particularly in light of the high cost of electronics to enable two-way service, to offer high speed cable modem Internet and other interactive services, as well as to increase channel capacity and allow a greater variety of video services. Our capital expenditures for upgrades have been made with available funds and have enhanced the economic value of our systems. The estimated cost of completing a comprehensive upgrade of our system in order to activate two-way capability from the Malden, Missouri headend, as well as to increase channel capacity and allow additional video services, would be approximately $1.7 million (for an upgrade to 550 megahertz (MHz) capacity) to $2.0 million (for an upgrade to 870 MHz capacity). Given pending sales transactions, the high cost of this comprehensive upgrade plan, and the limited funds available, such a plan is not judged to be economically prudent and accordingly the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan.

CUSTOMER SERVICE AND COMMUNITY RELATIONS

We continually strive to improve customer service and strengthen community relations and believe that success in these areas is critical to our business. We rely upon Charter pursuant to the management services agreement to assist us with customer service and community relations. We are also committed to fostering strong community relations in the towns and cities we serve. We support local charities and community causes in various ways. We also participate in the "Cable in the Classroom" program, whereby cable television companies throughout the United States provide schools with free cable television service. In addition, we install and provide free basic cable service to public schools, government buildings and non-profit hospitals in many of the communities in which we operate.

FRANCHISES

As of December 31, 2002, we operated our cable system in two franchise areas, pursuant to permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and may not be transferable unless the granting governmental authority consents. Most franchises are subject to termination proceedings in the event of a material breach. In addition, franchises can require us to pay the granting authority a franchise fee of up to 5% of gross revenues as defined by the franchise agreements, which is the maximum amount that may be charged under the applicable law.

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

Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. The franchise agreements typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchise agreements are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. See "Regulation and Legislation."

We believe our relations with the franchising authorities under which our systems are operated are generally good. Substantially all of the material franchises relating to our systems which are eligible for renewal have been renewed or extended at or prior to their stated expiration dates.

The following table groups the franchises of our cable television systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of basic customers for each group as of December 31, 2002:

                                                                                     NUMBER OF        PERCENTAGE OF
                                                                  NUMBER OF            BASIC              BASIC
               YEAR OF FRANCHISE EXPIRATION                      FRANCHISES          CUSTOMERS          CUSTOMERS
               ----------------------------                      ----------          ---------          ---------
2004 - 2008                                                           1                  500              25.0%
2009 and after                                                        1                1,500              75.0%
                                                                     ---               -----              ----
   Total                                                              2                2,000              100.0%
                                                                     ===               =====              =====

We operate cable television systems which serve multiple communities and, in some circumstances, portions of such systems extend into jurisdictions for which we believe no franchise is necessary. We have never had a franchise revoked for our system and we believe that we have satisfactory relationships with substantially all of our franchising authorities.

In November 2002, voters in the city of Malden, Missouri voted and approved a referendum giving city officials the authority to pursue the issuance of up to $9.0 million in municipal bonds to finance the construction of a municipally owned cable system. We believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of December 31, 2002, we had approximately 2,000 basic customers in the city of Malden.

COMPETITION

We face competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. We operate in a very competitive business environment which can adversely affect our business and operations.

Through business developments such as the merger of Comcast Corp. and AT&T Broadband, the largest and third largest cable providers in the country and the merger of America Online, Inc. (AOL) and Time Warner Inc., customers have come to expect a variety of services from a single provider. While these mergers are not expected to have a direct or immediate impact on our business, they encourage providers of cable and telecommunications services to expand their service offerings, as cable operators recognize the competitive benefits of a large customer base and expanded financial resources.

Our key competitors include:

DBS. Direct broadcast satellite, known as DBS, is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the growth rate of the cable television industry, and now serves more than 19 million subscribers nationwide. DBS service allows the subscriber to receive video and high-speed Internet access services directly via satellite using a relatively small dish antenna, provided the customer enables two-way communication through a separate telephone connection.

Video compression technology and high powered satellites allow DBS providers to offer more than 200 digital channels from a single 32 transponder satellite, thereby surpassing the typical analog cable system. In 2002, major DBS competitors offered a greater variety of channel packages, and were especially competitive at the lower end pricing. In addition, while we continue to believe that the initial investment by a DBS customer exceeds that of a cable customer, the initial equipment cost for DBS has decreased substantially, as the DBS providers have aggressively marketed offers to new customers of incentives for discounted or free equipment, installation and multiple units. DBS providers have a national service and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that some consumers continue to prefer our stronger local presence in our markets.

DBS companies historically were prohibited from retransmitting popular local broadcast programming. However, a change to the copyright laws in 1999 eliminated this legal impediment. As a result, DBS companies now may retransmit such programming, once they have secured retransmission consent from the popular broadcast stations they wish to carry, and honor mandatory carriage obligations of less popular broadcast stations in the same television markets. In response to the legislation, DirecTV, Inc. and EchoStar Communications Corporation have begun carrying the major network stations in the nation's top television markets. DBS, however, is limited in the local programming it can provide because of the current capacity limitations of satellite technology, and the DBS companies currently offer local broadcast programming only in the larger U.S. markets.

Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using an "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Traditionally, cable television has provided a higher picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the Federal Communications Commission will provide traditional broadcasters with the ability to deliver high definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

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

In November 2002, voters in the city of Malden, Missouri voted and approved a referendum giving city officials the authority to pursue the issuance of up to $9.0 million in municipal bonds to finance the construction of a municipally owned cable system. We believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of December 31, 2002, we had approximately 2,000 basic customers in the city of Malden.

Telephone Companies and Utilities. The competitive environment has been significantly affected by technological developments and regulatory changes enacted under the 1996 Telecom Act, which was designed to enhance competition in the cable television and local telephone markets. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable business. The 1996 Telecom Act modified this cross-ownership restriction, making it possible for local exchange carriers, who have considerable resources, to provide a wide variety of video services competitive with services offered by cable systems.

Although telephone companies can lawfully enter the cable television business, activity in this area is currently quite limited. We cannot predict the likelihood of success of the broadband services offered by our competitors or the impact on us of such competitive ventures. The entry of telephone companies as direct competitors in the video marketplace may become more widespread and could adversely affect the profitability and valuation of established cable systems.

Additionally, we are subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion.

Private Cable. Additional competition is posed by satellite master antenna television systems known as "SMATV systems" serving multiple dwelling units, referred to in the cable industry as "MDUs", such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with such MDUs, which may preclude operators of franchise systems from serving residents of such private complexes. Private cable systems can offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by cable systems. SMATV systems currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. Exemption from regulation may provide a competitive advantage to certain of our current and potential competitors. The Federal Communications Commission ruled in 1998 that private cable operators can lease video distribution capacity from local telephone companies and distribute cable programming services over public rights-of-way without obtaining a cable franchise. In 1999, both the Fifth and Seventh Circuit Courts of Appeals upheld this Federal Communications Commission policy.

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

The operation of a cable system is extensively regulated by the Federal Communications Commission, some state governments and most local governments. The Federal Communications Commission has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of Federal Communications Commission licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation's communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the Federal Communications Commission to undertake a number of implementing rulemakings. Moreover, Congress and the Federal Communications Commission have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations.

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

Although the Federal Communications Commission established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service--the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the Federal Communications Commission that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the Federal Communications Commission that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Cost-of-service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

Cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, were historically rate regulated by the Federal Communications Commission. Under the 1996 Telecom Act, however, the Federal Communications Commission's authority to regulate cable programming service tier rates expired on March 31, 1999. The Federal Communications Commission still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility, subject to competitive factors and customer acceptance.

Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis. The 1996 Telecom Act also relaxes existing "uniform rate" requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the Federal Communications Commission.

Cable Entry into Telecommunications and Pole Attachment Rates. The 1996 Telecom Act creates a more favorable environment for us to provide telecommunications services beyond traditional video delivery. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The Federal Communications Commission clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access, and that approach ultimately was upheld by the United States Supreme Court.

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

Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements, unless the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system. To qualify for favorable open video system status, the competitor must reserve two-thirds of the system's activated channels for unaffiliated entities. Even then, the Federal Communications Commission revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of cable systems serving an overlapping territory. Cable operator buyouts of overlapping local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market, also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the Federal Communications Commission with the limited authority to grant waivers of the buyout prohibition.

Electric Utility Entry into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, including cable television, notwithstanding the Public Utility Holding Company Act of 1935. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the Federal Communications Commission for operating authority. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the Federal Communications Commission to engage in activities which could include the provision of video programming.

Additional Ownership Restrictions. The 1996 Telecom Act eliminated a statutory restriction on broadcast network/cable cross-ownership, but left in place existing Federal Communications Commission regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals subsequently struck down this remaining broadcast/cable cross-ownership prohibition, and the Federal Communications Commission has now eliminated the prohibition.

Pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the Federal Communications Commission adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the Federal Communications Commission had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. The Federal Communications Commission is now considering replacement regulations.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between "must carry" status or "retransmission consent" status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate for payments for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system's programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with must carry may increase substantially if broadcasters proceed with planned conversion to digital transmission and the Federal Communications Commission determines that cable systems simultaneously must carry all analog and digital broadcasts in their entirety. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The Federal Communications Commission tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of the tentative conclusion. The Federal Communications Commission is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator's obligation is limited to carriage of a single digital video signal. If the Commission reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital must carry could be significantly increased.

Access Channels. Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The Federal Communications Commission has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use. We believe that requests for commercial leased access carriages have been relatively limited. The Federal Communications Commission rejected a request that unaffiliated Internet service providers be found eligible for commercial leased access.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over new competitors and requires such programmers to sell their satellite-delivered programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The Federal Communications Commission recently extended this exclusivity prohibition to October 2007. DBS providers have no similar restrictions on exclusive programming contracts. Pursuant to the Satellite Home Viewer Improvement Act, the Federal Communications Commission has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

Inside Wiring; Subscriber Access. In an order dating back to 1997 and largely upheld in a 2003 reconsideration order, the Federal Communications Commission established rules that require an incumbent cable operator upon expiration of a multiple dwelling unit service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a multiple dwelling unit building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. In another proceeding, the Federal Communications Commission has preempted restrictions on the deployment of private antennae on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This Federal Communications Commission ruling may limit the extent to which we along with multiple dwelling unit owners may enforce certain aspects of multiple dwelling unit agreements which otherwise prohibit, for example, placement of digital broadcast satellite receiver antennae in multiple dwelling unit areas under the exclusive occupancy of a renter. These developments may make it even more difficult for us to provide service in multiple dwelling unit complexes.

Other Communications Act Provisions and Regulations of the Federal Communications Commission. In addition to the Communications Act provisions and Federal Communications Commission regulations noted above, there are other statutory provisions and regulations of the Federal Communications Commission covering such areas as:

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

     -    consumer protection and customer service standards,

     -    technical standards,

     -    equal employment opportunity,

     -    consumer electronics equipment compatibility, and

     -    emergency alert systems.

The Federal Communications Commission (FCC) ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000. As of January 1, 2005, cable operators will be prohibited from placing in service new set-top terminals that integrate security functions and basic converter navigation functions.

The FCC is currently conducting a rulemaking in which it is considering adopting rules to help implement a recent agreement between major cable operators and manufacturers of consumer electronics on "plug and play" digital televisions. The proposed rules would require cable operators to provide "point of deployment" security modules and support to customer-owned digital televisions and similar devices already equipped with built-in set-top box functionality. The rules would also permit the offering of digital programming with certain copy controls built into the programming, subject to limitations on the use of those copy controls. These proposed restrictions, if adopted as proposed, would apply equally to cable operators and to other MVPDs, such as DBS.

Additional Regulatory Policies May Be Added in the Future. The Federal Communications Commission has initiated an inquiry to determine whether the cable industry's future provision of interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the FCC's review of the AOL-Time Warner merger is yet another expression of regulatory concern regarding control over cable capacity.

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

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority's consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements as a condition for providing its consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Under the 1996 Telecom Act, states and local franchising authorities are prohibited from limiting, restricting, or conditioning the provision of competitive telecommunications services, except for certain "competitively neutral" requirements and as necessary to manage the public rights-of-way. This law should facilitate entry into competitive telecommunications services, although certain jurisdictions still may attempt to impose rigorous entry requirements. In addition, local franchising authorities may not require a cable operator to provide any telecommunications service or facilities, other than institutional networks under certain circumstances, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also provides that franchising fees are limited to an operator's cable-related revenues and do not apply to revenues that a cable operator derives from providing new telecommunications services. In a March 2002 decision, the Federal Communications Commission tentatively held that a cable operator's provision of Internet access service should not subject the operator to additional franchising requirements. That decision is currently under appeal to federal court.

EMPLOYEES

The various personnel required to operate our business are employed by the Partnership, the Corporate General Partner, its subsidiary corporation and Charter. The Partnership believes that its relations with its employees are good. As of December 31, 2002, the Corporate General Partner employed three personnel who worked exclusively for the Partnership, the cost of which is charged directly to the Partnership. The additional employment costs incurred by the Corporate General Partner, its subsidiary corporation and Charter are allocated and charged to the Partnership for reimbursement pursuant to the Amended and Restated Agreement of Limited Partnership (the

"Partnership Agreement") and the management agreement between the Partnership and Enstar Cable Corporation (the "Management Agreement"). The amounts of these reimbursable costs are set forth in Item 11. "Executive Compensation."

ITEM 2. PROPERTIES

We own or lease parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices, and own or lease our service vehicles. We believe that our properties, both owned and leased, are suitable and adequate for our business operations. We own substantially all of the assets related to our cable television operations, including our program production equipment, headend (towers, antennas, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment and tools and maintenance equipment.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in routine legal matters and other claims incidental to our business. We believe that the resolution of such matters will not have a material adverse impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2002, a proxy was filed with the SEC seeking to obtain approval of the Limited Partners for the sale of the Partnership's remaining cable systems and the subsequent liquidation and dissolution of the Partnership. On March 10, 2003, the SEC review process was completed and proxy statements were mailed to the holders of Limited Partnership Units. A majority vote was reached in March 2003 although the consent solicitation period remains open until May 16, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITY HOLDER MATTERS

LIQUIDITY

While our equity securities, which consist of units of limited partnership interests, are publicly held, there is no established public trading market for the units and we do not expect that a market will develop. The approximate number of equity security holders of record was 633 as of December 31, 2002. In addition to restrictions on the transferability of units described in our Partnership Agreement, the transferability of units may be affected by restrictions on resales imposed by federal or state law.

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

We began making periodic cash distributions to the Limited Partners from operations during 1986 and continued through 1989. No distributions were made during 2001 or 2000. Distributions related to the sale of cable system totaled $19,256,000 in 2002.

Upon the completion of and the sale of all of the remaining cable systems to Telecommunications Management as discussed herein, the Partnership will be liquidated and all remaining net assets distributed to the Limited Partners and the Corporate General Partner.

ITEM 6. SELECTED FINANCIAL DATA

The table below presents selected financial data of the Partnership for the five years ended December 31, 2002. This data should be read in conjunction with the Partnership's financial statements included in Item 8. "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                      YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------------
OPERATIONS STATEMENT DATA                         2002 (1)         2001          2000           1999           1998
                                               ------------   ------------   ------------   ------------   ------------
  Revenues                                     $  1,672,900   $  3,856,100   $  3,916,300   $  3,928,800   $  3,968,300
  Operating expenses                             (1,021,500)    (2,370,400)    (2,215,800)    (2,308,000)    (2,219,000)



  Depreciation and amortization                    (193,700)      (422,300)      (503,400)      (625,600)      (671,100)
                                               ------------   ------------   ------------   ------------   ------------
  Operating income                             $    457,700   $  1,063,400   $  1,197,100   $    995,200   $  1,078,200
  Interest income                                   129,400        279,600        375,500        225,200        175,100
  Interest expense                                       --             --             --        (18,400)       (15,300)
  Gain (loss) on disposal of cable systems       11,105,100             --             --             --         (1,500)
  Other expense                                          --        (43,400)       (26,700)            --             --
                                               ------------   ------------   ------------   ------------   ------------
  Net income                                   $ 11,692,200   $  1,299,600   $  1,545,900   $  1,202,000   $  1,236,500
                                               ============   ============   ============   ============   ============
Per unit of limited partnership interest:
   Net income                                  $     387.39   $      43.06   $      51.22   $      39.83   $      40.97
                                               ============   ============   ============   ============   ============

OTHER OPERATING DATA
   Net cash from operating activities          $  1,145,900   $  2,705,200   $  1,745,600   $  1,658,800   $  1,671,300
   Net cash from investing activities            12,897,700       (146,300)      (311,700)      (374,400)      (281,800)
   Net cash from financing activities           (19,256,000)            --             --             --             --
   Capital expenditures                        $    299,100   $    147,900   $    309,700   $    367,300   $    273,000


                                                                AS OF DECEMBER 31,
                                            -----------------------------------------------------------
BALANCE SHEET DATA                              2001            2000            1999            1998
                                            -----------     -----------     -----------     ------------
    Total assets                            $12,316,400     $10,241,300     $ 8,890,700     $ 7,797,300
    General Partners' capital (deficit)          38,700          25,700          10,200          (1,800)
    Limited Partners' capital               $11,200,700     $ 9,914,900     $ 8,383,700     $ 7,193,700


                                  AS OF DECEMBER 31, 2002
                                  -----------------------
NET ASSETS IN LIQUIDATION DATA
Total assets                                   $5,275,300
Net assets in liquidation                      $3,653,400

(1) Comparability of the above information from year to year is affected by the disposition of the Partnership's Illinois cable systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois in April 2002. This information excludes the effect of liquidation costs recorded on December 31, 2002. See Note 2 to our financial statements included with the Annual Report.

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

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. The statements of operations, partnership capital and cash flows for the year ended

December 31, 2002 have been presented on a going concern basis comparable to prior periods. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $19,256,000 during the year ended December 31, 2002.

CRITICAL ACCOUNTING ESTIMATES

Certain of our accounting policies require our management to make difficult, subjective or complex judgments. We consider the following policies to be the most critical in understanding the estimates, assumptions and judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows:

-    Capitalization of labor and overhead costs;

-    Useful lives of property, plant and equipment; and

-    Impairment of property, plant and equipment

Capitalization of labor and overhead costs. The cable industry is highly capital intensive and a large portion of our resources is spent on capital activities associated with extending, rebuilding, and upgrading our cable network. As of December 31, 2002 and 2001, the net carrying amount of our property, plant and equipment (consisting primarily of cable network assets) was approximately $720,500 (representing 13.7% of total assets) and $2,480,200 (representing 20.1% of total assets). Total capital expenditures for the years ended December 31, 2002, 2001 and 2000 were approximately $299,100, 147,900 and $309,700, respectively.

Costs associated with network construction, initial customer installations and installation refurbishments are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor, and certain indirect costs. These indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Direct labor costs directly associated with capital projects are capitalized. We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and customer installation activities. Capitalizable activities performed in connection with customer installations include:

- Scheduling a "truck roll" to the customer's dwelling for service connection;

- Verification of serviceability to the customer's dwelling (i.e., determining whether the customer's dwelling is capable of receiving service by our cable network and/or receiving advanced or data services);

- Customer premise activities performed by in-house field technicians and third-party contractors in connection with customer installations, installation of network equipment in connection with the installation of expanded services and equipment replacement and betterment; and

- Verifying the integrity of the customer's network connection by initiating test signals downstream from the headend to the customer's digital set-top terminal.

We capitalize direct labor costs associated with personnel based upon the specific time devoted to network construction and installation activities. Some judgment is involved in the determination of which labor tasks are attributable to capitalizable activities. We capitalized internal direct labor costs of $28,700, $36,800 and $41,400, for the years ended December 31, 2002, 2001 and
2000, respectively.

Judgment is required to determine the extent to which indirect costs ("overhead") are incurred as a result of specific capital activities, and therefore should be capitalized. We capitalize overhead based upon an estimate of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. We have established the overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of the overhead rate are
(i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of dispatch and supervisory personnel that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

While we believe our existing capitalization policies are appropriate, a significant change in the nature or extent of our development activities could affect the extent to which we capitalized direct labor or overhead in the future. We capitalized overhead of $28,600, $33,200 and $37,200, respectively, for the years ended December 31, 2002, 2001 and 2000.

Useful lives of property, plant and equipment. In accordance with GAAP, we evaluate the appropriateness of estimated useful lives assigned to our property, plant and equipment, and revise such lives to the extent warranted by changing facts and circumstances. Any change in the estimate of remaining lives would be recorded prospectively as required by APB No. 20. While we believe our current useful life estimates are reasonable, a significant change in assumptions about the extent or timing of future asset retirements and replacements, or in our upgrade program, could materially affect future depreciation expense.

Depreciation expense related to property, plant and equipment totaled $191,900, $416,500 and $443,900, representing approximately 15.8%, 14.9% and 16.3% of operating expenses, for the years ended December 31, 2002, 2001 and 2000, respectively. Depreciation is recorded using the straight-line method over management's estimate of the estimated useful lives of the related assets as follows:

             Cable distribution systems                     5-15 years
             Vehicles                                       3 years
             Furniture and equipment                        5-7 years
             Leasehold improvements                         Shorter of life of lease or useful life of asset

Impairment of property, plant and equipment. As discussed above, the net carrying value of our property, plant and equipment is significant. We are required under SFAS No. 144 to evaluate the recoverability of our property, plant and equipment and franchise assets which did not qualify for indefinite life treatment under SFAS No. 142, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the market value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. Under SFAS No. 144, a long-lived asset is deemed impaired when the carrying amount of such asset exceeds the projected undiscounted future cash flows associated with the asset.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

On April 10, 2002, we completed the sale of our Illinois cable systems in and around Jerseyville, Nokomis and Pana, Illinois. Accordingly, results of operations for the year ended December 31, 2002 are not comparable to the year ended December 31, 2001. Results of operations for the year ended December 31, 2002 do not reflect adjustments recorded upon the change to liquidation basis accounting.

Revenues decreased $2,183,200 from $3,856,100 to $1,672,900, or 56.6%, for the year ended December 31, 2002 as compared to 2001. The decrease is primarily due to a decline in the number of basic and premium service customers as a result of the sale of the Partnership's Illinois cable systems in April 2002. As of December 31, 2002 and 2001, we had approximately 2,000 and 7,900 basic service customers, respectively, and 300 and 1,200 premium service customers, respectively.

Service costs decreased $674,100 from $1,241,700 to $567,600, or 54.3%, for the year ended December 31, 2002 as compared to 2001. Service costs represent costs directly attributable to providing cable services to customers. The decrease is primarily due to the sale of the Partnership's Illinois cable systems in April 2002.

General and administrative expenses decreased $223,800 from $433,100 to $209,300, or 51.7%, for the year ended December 31, 2002 as compared to 2001. The decrease is primarily due to the sale of the Partnership's Illinois cable systems in April 2002.

General partner management fees and reimbursed expenses decreased $451,000 from $695,600 to $244,600, or 64.8%, for the year ended December 31, 2002 as compared to 2001. These costs represent management fees and administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. Management fees are less due to a decrease in revenues as a result of the sale of the Partnership's Illinois cable systems in April 2002.

Depreciation and amortization expense decreased $228,600 from $422,300 to $193,700, or 54.1%, for the year ended December 31, 2002 as compared to 2001 due to the sale of the Partnership's Illinois cable systems in April 2002.

Due to the factors described above, operating income decreased $605,700 from $1,063,400 to $457,700, or 57.0%, for the year ended December 31, 2002 as compared to 2001.

Interest income decreased $150,200 from $279,600 to $129,400, or 53.7%, for the year ended December 31, 2002 as compared to 2001, primarily due to the decrease in cash balances due to the distribution to the partners for the year ended December 31, 2002 as compared to 2001 and a decrease in the interest rate on cash balances available for investment and.

Gain on sale of cable systems totaled $11,105,100 for the year ended December 31, 2002. Gain on sale of cable systems represents the difference between the sale proceeds and the net book value of investment.

Other expense of $43,400 for the year ended December 31, 2001 represents legal and proxy costs associated with the proposed sales of the Partnership's assets.

Due to the factors described above, our net income increased $10,392,600 from $1,299,600 to $11,692,200 for the year ended December 31, 2002 as compared to 2001.

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

General partner management fees and reimbursed expenses increased $57,100 from $638,500 to $695,600, or 8.9%, for the year ended December 31, 2001 as compared to 2000. Management fees are less due to a decrease in revenues as a result of the sale of the Partnership's Illinois cable systems in April 2002. These costs represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $1,559,300 less cash in the year ended December 31, 2002 than in 2001. Changes in liabilities owed to affiliates and third-party creditors provided $485,100 less cash in 2002 due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $133,100 less cash in 2002 than in 2001 due to differences in the timing of receivable collections and in the payment of prepaid expenses.

Operating activities provided $959,600 more cash in the year ended December 31, 2001 than in 2000. The decrease is primarily the result of the sale of the Partnership's Illinois cable systems in April 2002. In addition, changes in liabilities owed to affiliates and third-party creditors provided $961,800 more cash in 2001 due to differences in the timing of payments. Changes in accounts receivable, prepaid expenses and other assets provided $316,200 more cash in 2001 than in 2000 due to differences in the timing of receivable collections and in the payment of prepaid expenses.

We provided $13,044,000 more cash in investing activities in 2002 than in 2001 primarily due to proceeds from the sale of cable systems, net of transaction costs of $13,196,800. This provision of cash is offset by an increase in capital expenditures of $151,200 primarily as a result of the small system digital upgrade completed in November 2002.

We used $165,400 less cash in investing activities in 2001 than in 2000 primarily due to a $161,800 decrease in capital expenditures.

We used $19,256,000 more cash in financing activities in 2002 than in 2001 due to distributions made of proceeds from the sale of the Partnership's Illinois cable systems in April 2002.

LIQUIDATION BASIS ACCOUNTING AND SALE OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Cisne, Farmersville, Flora, Noble, Raymond, Salem and Xenia, Illinois to Rifkin Acquisition Partners, LLC ("RAP") and Charter Communications Entertainment I, LLC ("CCE I"), each an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $13,199,800 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to RAP, CCE I and another affiliate (also referred to as the "Purchasers") for a total cash sale price of $63,000,000. Each Charter Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and therefore, are affiliates of the Partnership and each of the other Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other, affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

After setting aside $2,000,000 to fund the Malden, Missouri headend's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions of our allocable share of the remaining net sale proceeds, in accordance with our partnership agreement. We made an initial distribution of approximately $15,890,500 on or about May 15, 2002, with a second distribution of $3,365,500 made on or about September 24, 2002.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of its Dyer, Tennessee cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,702,500 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In March 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not received. We are currently evaluating our alternatives with respect to this new development.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In March 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $19,256,000 during the year ended December 31, 2002.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

INVESTING ACTIVITIES

As a result of limited plant and technological upgrades completed in November 2002, the Malden, Missouri headend has a small system digital solution that allows for additional cable channels to be offered through the system's existing cable system architecture. The small system digital technology includes a digital set top terminal, an interactive electronic programming guide, 45 channels of CD quality digital music, a menu of pay-per-view channels and at least 30 additional digital channels. The small system digital upgrade, however, does not enable two-way service or allow for other interactive services. Small system digital may also offer customers one or more premium channels with "multiplexes." Multiplexes give customers access to several different versions of the same premium channels which are varied as to time of broadcast (such as east and west coast time slots) or programming content and theme (such as westerns and romance).

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

The estimated cost of completing a comprehensive upgrade of our system in order to activate two-way capability from the Malden, Missouri headend, as well as to increase channel capacity and allow additional video services, would be approximately $1.7 million (for an upgrade to 550 megahertz (MHz) capacity) to $2.0 million (for an upgrade to 870 MHz capacity). Given the high cost of this comprehensive upgrade plan, the limited funds available, and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. In light of the pending Telecommunications Management Sale, the Corporate General Partner has continued to make upgrades required by franchise agreements.

FINANCING ACTIVITIES

Distributions to partners as a result of the Charter Sale totaled $19,256,000 for the year ended December 31, 2002.

We were party to a loan agreement with Enstar Finance Company, LLC, a subsidiary of the Corporate General Partner, that matured on August 31, 2001. The loan facility was not extended or replaced. Cash generated by our operations, together with available cash balances will be used to fund capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund a comprehensive upgrade program. If our pending sales transactions are not closed, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete any comprehensive cable systems upgrades as required by franchise authorities. As a result, the value of our systems would be lower than that of systems built to a higher technical standard.

We believe it is critical to conserve cash to fund our future liquidity requirements and any anticipated capital expenditures as required by franchise authorities. Accordingly, we do not anticipate distributions to partners at this time, other than those resulting from the pending sales transactions.

CERTAIN TRENDS AND UNCERTAINTIES

In November 2002, voters in the city of Malden, Missouri voted and approved a referendum giving city officials the authority to pursue the issuance of up to $9.0 million in municipal bonds to finance the construction of a municipally owned cable system. We believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of December 31, 2002, we had approximately 2,000 basic customers in the city of Malden.

Insurance coverage is maintained for all of the cable television properties owned or managed by Charter to cover damage to cable distribution systems, customer connections and against business interruptions resulting from such damage. This coverage is subject to a significant annual deductible which applies to all of the cable television properties owned or managed by Charter, including ours.

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

As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of our Corporate General Partner is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did have a material impact on the financial statements of the Partnership.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Partnership for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Partnership.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Partnership.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in our Current Report on Form 8-K, dated June 14, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Corporate General Partner of the Partnership may be considered for certain purposes, the functional equivalent of directors and executive officers. The Corporate General Partner is ECC.

The directors and executive officers of the Corporate General Partner as of March 15, 2003, all of whom have their principal employment in a comparable position with Charter, are named below:

            NAME                                                      POSITION
            ----                                                      --------
Carl E. Vogel                   President and Chief Executive Officer
Margaret A. Bellville           Executive Vice President and Chief Operating Officer
Steven A. Schumm                Director of the Corporate General Partner, Executive Vice President, Chief
                                Administrative Officer and interim Chief Financial Officer
Steven E. Silva                 Executive Vice President - Corporate Development and Chief Technology Officer
Curtis S. Shaw                  Senior Vice President, General Counsel and Secretary
Paul E. Martin                  Senior Vice President, Corporate Controller and Principal Financial Officer
                                for Partnership Matters

Except for executive officers who joined Charter after November 1999, all executive officers were appointed to their position with the Corporate General Partner following Charter's acquisition of control of the Corporate General Partner in November 1999, have been employees of Charter since November 1999, and prior to November 1999, were employees of Charter Investment, Inc., an affiliate of Charter and the Corporate General Partner.

Carl E. Vogel, 45, President and Chief Executive Officer. Mr. Vogel has more than 20 years of experience in telecommunications and the subscription television business. Prior to joining Charter in October 2001, he was a Senior Vice President of Liberty Media Corp., from November 1999 to October 2001, and Chief Executive Officer of Liberty Satellite and Technology, from April 2000 to October 2000. Prior to joining Liberty, Mr. Vogel was an Executive Vice President and Chief Operating Officer of Field Operations for AT&T Broadband and Internet Services, with responsibility of managing operations of all of AT&T's cable broadband properties, from June 1999 to November 1999. From June 1998 to June 1999, Mr. Vogel served as Chief Executive Officer of Primestar, Inc., a national provider of subscription television services, and from 1997 to 1998, he served as Chief Executive Officer of Star Choice Communications. From 1994 through 1997, Mr. Vogel served as the President and Chief Operating Officer of EchoStar Communications. He began his career at Jones Intercable in 1983. Mr. Vogel serves as a director of OnCommand Corporation, and holds a B.S. degree in finance and accounting from St. Norbert College.

Margaret A. Bellville, 49, Executive Vice President and Chief Operating Officer. Before joining Charter in December 2002, Ms. Bellville was President and CEO of Incanta Inc., a technology-based streaming content company, from 2001 to 2002. Incanta Inc. filed for bankruptcy in April 2002. From 1995 to 2001, Ms Bellville worked for Cox Communications, the nation's fourth-largest cable television company. She joined Cox in 1995 as Vice President of Operations and advanced to Executive Vice President of Operations. Ms. Bellville joined Cox from Century Communications, where she served as Senior Vice President of the company's southwest division. Before that, Ms. Bellville served seven years with GTE Wireless in a variety of management and executive-level roles. A graduate of the State University of New York in Binghamton, Ms. Bellville is also a graduate of Harvard Business School's Advanced Management Program. She currently serves on the Dan O'Brien Youth Foundation Board, the Public Affairs committee for the NCTA, the CTAM Board of Directors, and is a trustee and secretary for the industry association Women in Cable and Telecommunications. Ms. Bellville is an inaugural fellow of the Betsy Magness Leadership Institute and has been named "Woman of the Year" by Women in Cable and Telecommunications in California.

Steven A. Schumm, 50, Director of the Corporate General Partner, Executive Vice President, Chief Administrative Officer and interim Chief Financial Officer. Prior to joining Charter Investment in 1998, Mr. Schumm was a partner with Ernst & Young LLP where he worked for 24 years in a variety of professional service and management roles. At the time he joined Charter, Mr. Schumm was Managing Partner of the St. Louis office of Ernst & Young LLP and a member of the firm's National Tax Committee. Mr. Schumm earned a B.S. degree from Saint Louis University.

Steven E. Silva, 43, Executive Vice President - Corporate Development and Chief Technology Officer. Mr. Silva joined Charter Investment in 1995. Prior to his promotion to Executive Vice President and Chief Technology Officer in October 2001, he was Senior Vice President - Corporate Development and Technology since September 1999. Mr. Silva previously served in various management positions at U.S. Computer Services, Inc., a billing service provider specializing in the cable industry. He is a member of the board of directors of Diva Systems Corporation.

Curtis S. Shaw, 54, Senior Vice President, General Counsel and Secretary. From 1988 until he joined Charter Investment in 1997, Mr. Shaw served as corporate counsel to NYNEX. Since 1973, Mr. Shaw has practiced as a corporate lawyer, specializing in mergers and acquisitions, joint ventures, public offerings, financings, and federal securities and antitrust law. Mr. Shaw received a B.A. degree from Trinity College and a J.D. degree from Columbia University School of Law.

Paul E. Martin, 42, Senior Vice President, Corporate Controller and Principal Financial Officer for Partnership Matters. Mr. Martin joined Charter as Vice President and Corporate Controller since March 2000, and became Principal Financial Officer for Partnership Matters in July 2001 and Senior Vice President in April 2002. Prior to joining Charter in March 2000, Mr. Martin was Vice President and Controller for Operations and Logistics for Fort James Corporation, a manufacturer of paper products. From 1995 to February 1999, Mr. Martin was Chief Financial Officer of Rawlings Sporting Goods Company, Inc. Mr. Martin received a B.S. degree in accounting from the University of Missouri - St. Louis.

The sole director of the Corporate General Partner is elected to a one-year term at the annual shareholder meeting to serve until the next annual shareholder meeting and thereafter until his respective successor is elected and qualified. Officers are appointed by and serve at the discretion of the directors of the Corporate General Partner.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT FEE

The Partnership has a management agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly-owned subsidiary of the Corporate General Partner, pursuant to which Enstar Cable manages our systems and provides all operational support for our activities. For these services, Enstar Cable receives a management fee of 5% of our gross revenues, excluding revenues from the sale of cable television systems or franchises, which is calculated and paid monthly. In addition, we reimburse Enstar Cable for operating expenses incurred by Enstar Cable in the daily operation of our cable systems. The Management Agreement also requires us to indemnify Enstar Cable (including its officers, employees, agents and shareholders) against loss or expense, absent negligence or deliberate breach by Enstar Cable of the Management Agreement. The Management Agreement is terminable by the Partnership upon 60 days written notice to Enstar Cable. Enstar Cable had, prior to November 12, 1999, engaged Falcon Communications, L.P. ("Falcon") to provide management services for us and paid Falcon a portion of the management fees it received in consideration of such services and reimbursed Falcon for expenses incurred by Falcon on its behalf. Subsequent to November 12, 1999, Charter, as successor-by-merger to Falcon, has provided such services and received such payments. Additionally, we receive system operating management services from affiliates of Enstar Cable in lieu of directly employing personnel to perform those services. We reimburse the affiliates for our allocable share of their operating costs. The Corporate General Partner also performs supervisory and administrative services for the Partnership, for which it is reimbursed.

For the fiscal year ended December 31, 2002, Enstar Cable charged us management fees of approximately $83,600. Enstar Cable, Charter and its affiliates also charged us approximately $161,000 for system operating management services and direct expenses. In addition, programming services were purchased through Charter. Charter charged us approximately $184,100 for these programming services for fiscal year 2002.

Charter as manager of the Corporate General Partner has adopted a code of conduct which covers all employees, including all executive officers, and includes conflict of interest provisions and standards for honest and ethical conduct, a copy of which is attached as Exhibit 14.1 to this Annual Report.

PARTICIPATION IN DISTRIBUTIONS

The General Partners are entitled to share in distributions from, and profit and losses in, the Partnership. See Item 5. "Market for the Registrant's Equity Securities and Related Security Holder Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, the following group of unitholders beneficially owned, in the aggregate, 5% or more of the total outstanding units. As of the date hereof, there is no other person known by the Partnership to own beneficially, or that may be deemed to own beneficially, more than 5% of the units.

                                        AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
  NAME AND ADDRESS OF BENEFICIAL        SOLE VOTING AND         SHARED VOTING AND
        OWNER AND ADDRESS              DISPOSITIVE POWER        DISPOSITIVE POWER       PERCENT OF CLASS
Madison Avenue Investment
Partners, LLC                                  0                     1,484(1)                    5.0
P.O. Box 7533
Incline Village, NV 89452
The Harmony Group II, LLC
P.O. Box 7533                                  0                     2,411(2)                    8.1
Incline Village, NV 89452
Bryan E. Gordon
P.O. Box 7533                                  0                     2,411(3)                    8.1
Incline Village, NV 89452
Everest Cable Investors, LLC
155 N. Lake Avenue, Suite 1000                 0                     2,626(4)                    8.8
Pasadena, CA 91101
Stephen Feinberg
450 Park Avenue, 28th Floor                    0                     2,626(5)                    8.8
New York, NY 10022
W. Robert Kohorst
155 N. Lake Avenue, Suite 1000                 0                     2,626(6)                    8.8
Pasadena, CA 91101

(1) Based on a Schedule 13G filed February 13, 2003. Madison Avenue Investment Partners, LLC ("Madison") controls various entities that own limited partnership units ("Units") of the Partnership, none of which, on its own, owns 5% or more of the units.

(2) Based on a Schedule 13G filed February 13, 2003. The Harmony Group II, LLC ("Harmony") is the controlling member of Madison.

(3) Based on a Schedule 13G filed February 13, 2003. Mr. Gordon is the managing director of Harmony.

(4) Based on a Schedule 13G filed January 21, 2003. The members of Everest Cable Investors, LLC include Blackacre Everest, LLC ("Blackacre Everest"), Everest Partners, LLC ("Everest Partners") and Everest Properties II, LLC ("Everest Properties II"). Pursuant to the Operating Agreement of Everest, the consents of Blackacre Everest, Everest Partners and Everest Properties II are required to vote or dispose of the units held by Everest.

(5) Based on a Schedule 13G filed January 21, 2003. Mr. Feinberg, in his capacity as the co-president of Blackacre Capital Management Corp., which is the general partner of Blackacre Capital Group, L.P., which is the managing member of Blackacre Everest, possesses sole power to determine whether consent by Blackacre Everest, will be given or withheld. Messrs. Kohorst and Feinberg possess shared power to determine whether consent by Everest Partners will be given or withheld.

(6) Based on a Schedule 13G filed January 21, 2003. Messrs. Kohorst and Feinberg possess shared power to determine whether consent by Everest Partners will be given or withheld. Mr. Kohorst possesses sole power to determine whether consent by Everest Properties II will be given or withheld.




The Corporate General Partner is a wholly-owned subsidiary of Charter Communications Holding Company, LLC. As of December 31, 2002, the common membership units of Charter Communications Holding Company, LLC are owned 46.5% by Charter, 18.4% by Vulcan Cable III Inc., and 35.1% by Charter Investment, Inc. (assuming conversion of all convertible securities). Charter controls 100% of the voting power of Charter Communications Holding Company LLC. Paul G. Allen owns approximately 7.1% of the outstanding capital stock of Charter and controls approximately 92.9% of the voting power of Charter's common stock, and he is the sole equity owner of Charter Investment, Inc. and Vulcan Cable III Inc.

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

Since November 12, 1999, when Charter acquired control of the Corporate General Partner and its subsidiary, Enstar Cable, as well as Falcon Communications, L.P., the management fees payable have been limited to reimbursement of an allocable share of Charter's management costs, which is less than the fee permitted by the existing agreement. As of December 31, 2002, accrued and unpaid management fees to Charter Communications Holding Company LLC. were $325,100. In addition, the Partnership was charged directly for the salaries and benefits of employees for daily operations, and where shared by other Charter systems, an allocable share of facilities costs, with programming and billing being charged to the Partnership at Charter's actual cost. For the year ended December 31, 2002, service costs directly attributable to providing cable services to customers which were incurred by Charter and reimbursed by the Partnership, were $161,000. In addition, programming services are purchased through Charter. We were charged approximately $184,100 for these programming services for fiscal year 2002.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    1.  Financial Statements

           Reference is made to the Index to Financial Statements on page F-1.

       2.  Financial Statement Schedules

           Reference is made to the Index to Financial Statements on page F-1.

       3.  Exhibits

           Reference is made to the Exhibits Index on Page E-1.

(b)    Reports on Form 8-K

           On February 14, 2003, the registrant filed a current report on Form 8-K dated February 6, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

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

                                     ENSTAR INCOME PROGRAM II-2, L.P.
                                     By: Enstar Communications Corporation,
                                     Corporate General Partner


Dated: April 15, 2003                By: /s/ Steven A. Schumm
                                        ----------------------------------------
                                     Steven A. Schumm
                                     Director, Executive Vice President, Chief
                                     Administrative Officer and Interim Chief
                                     Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated below.

Dated: April 15, 2003                By: /s/ Steven A. Schumm
                                        ----------------------------------------
                                     Steven A. Schumm
                                     Director, Executive Vice President, Chief
                                     Administrative Officer and Interim Chief
                                     Financial Officer
                                     (Principal Executive Officer) *


Dated: April 15, 2003                By: /s/ Paul E. Martin
                                        ----------------------------------------
                                     Paul E. Martin
                                     Senior Vice President and Corporate
                                     Controller (Principal Financial
                                     Officer and Principal Accounting Officer) *

* Indicates position held with Enstar Communications Corporation, the Corporate General Partner of the registrant.

                                 CERTIFICATIONS

Certification of Chief Administrative Officer

I, Steven A. Schumm, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income Program II-2, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/  Steven A. Schumm
-----------------------------------

Steven A. Schumm
Director, Executive Vice President,
Chief Administrative Officer and
Interim Chief Financial Officer

Certification of Principal Financial Officer

I, Paul E. Martin, certify that:

1. I have reviewed this annual report on Form 10-K of Enstar Income Program II-2, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

/s/  Paul E. Martin
-----------------------------------------------------

Paul E. Martin
Senior Vice President and
Corporate Controller (Principal Financial Officer and
Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

                                                                                             PAGE
                                                                                             ----
Independent Auditors' Report                                                                  F-2
Report of Independent Public Accountants                                                      F-3
Statement of Net Assets in Liquidation as of December 31, 2002                                F-4
Balance Sheet as of December 31, 2001                                                         F-5
Statements of Operations for the years ended December 31, 2002, 2001 and 2000                 F-6
Statements of Partnership Capital for the years ended December 31, 2002, 2001 and 2000        F-7
Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                 F-8
Notes to Financial Statements                                                                 F-9

All financial statement schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Enstar Income Program II-2, L.P.:

We have audited the accompanying statement of net assets in liquidation of Enstar Income Program II-2, L.P. (a Georgia limited partnership) as of December 31, 2002 (see Note 2). We have also audited the statements of operations, partnership capital (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the partners of Enstar Income Program II-2, L.P. have approved a plan of liquidation. Accordingly, the Partnership has changed its basis of accounting from the going concern basis to a liquidation basis as of December 31, 2002.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Enstar Income Program II-2, L.P. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.


/s/ KPMG LLP

St. Louis, Missouri
April 11, 2003

THIS IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT
                      BEEN REISSUED BY ARTHUR ANDERSEN LLP

                     REPORT OF INDEPENDENT PUBLIC ACOUNTANTS

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

/s/ ARTHUR ANDERSEN LLP

St. Louis, Missouri,
March 29, 2002

                        ENSTAR INCOME PROGRAM II-2, L.P.

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                  (SEE NOTE 2)

                             AS OF DECEMBER 31, 2002

ASSETS:
   Cash and cash equivalents                                        $ 4,533,100
   Accounts receivable                                                   13,400
   Prepaid expenses                                                       8,300
   Property, plant and equipment                                        720,500
                                                                    -----------

   Total assets                                                       5,275,300
                                                                    -----------

LIABILITIES:
   Accounts payable and accrued liabilities                             500,700
   Due to affiliates                                                  1,121,200
                                                                    -----------

   Total liabilities                                                  1,621,900
                                                                    -----------

NET ASSETS IN LIQUIDATION:
   General Partners                                                     (37,200)
   Limited Partners                                                   3,690,600
                                                                    -----------

                                                                    $ 3,653,400
                                                                    ===========


                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                                  BALANCE SHEET

                             AS OF DECEMBER 31, 2001

                                     ASSETS

ASSETS:
   Cash                                                              $ 9,745,500
   Accounts receivable, less allowance for doubtful accounts
      of $20,500                                                          75,000
   Prepaid expenses and other assets                                       7,400
   Property, plant and equipment, net of accumulated depreciation
      of $8,795,700                                                    2,480,200
   Franchise cost, net of accumulated amortization of $1,393,800           8,300
                                                                     -----------

               Total assets                                          $12,316,400
                                                                     ===========

                       LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Accounts payable                                                  $    65,000
   Accrued liabilities                                                   135,700
   Due to affiliates                                                     876,300
                                                                     -----------

               Total liabilities                                       1,077,000
                                                                     -----------

PARTNERSHIP CAPITAL:
   General Partners                                                       38,700
   Limited Partners                                                   11,200,700
                                                                     -----------

               Total partnership capital                              11,239,400
                                                                     -----------

               Total liabilities and partnership capital             $12,316,400
                                                                     ===========


                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                              2002           2001            2000
                                                                          -----------    -----------     -----------
                                                                          (SEE NOTE 2)
REVENUES                                                                  $ 1,672,900    $ 3,856,100     $ 3,916,300
                                                                          -----------    -----------     -----------

OPERATING EXPENSES:
   Service costs                                                              567,600      1,241,700       1,182,900
   General and administrative expenses                                        209,300        433,100         394,400
   General partner management fees and reimbursed expenses                    244,600        695,600         638,500
   Depreciation and amortization                                              193,700        422,300         503,400
                                                                          -----------    -----------     -----------

                                                                            1,215,200      2,792,700       2,719,200
                                                                          -----------    -----------     -----------

               Operating income                                               457,700      1,063,400       1,197,100
                                                                          -----------    -----------     -----------

OTHER INCOME (EXPENSE):
   Interest income                                                            129,400        279,600         375,500
   Gain on disposal of cable systems                                       11,105,100             --              --
   Other expense                                                                   --        (43,400)        (26,700)
                                                                          -----------    -----------     -----------

                                                                           11,234,500        236,200         348,800
                                                                          -----------    -----------     -----------

               Net income                                                 $11,692,200    $ 1,299,600     $ 1,545,900
                                                                          ===========    ===========     ===========

NET INCOME ALLOCATED TO GENERAL PARTNERS                                  $   116,900    $    13,000     $    15,500
                                                                          ===========    ===========     ===========

NET INCOME ALLOCATED TO LIMITED PARTNERS                                  $11,575,300    $ 1,286,600     $ 1,530,400
                                                                          ===========    ===========     ===========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST                       $    387.39    $     43.06     $     51.22
                                                                          ===========    ===========     ===========

WEIGHTED AVERAGE LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR         29,880         29,880          29,880
                                                                          ===========    ===========     ===========


                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                        STATEMENTS OF PARTNERSHIP CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                             GENERAL          LIMITED
                                                             PARTNERS         PARTNERS          TOTAL
                                                             --------         --------          -----
PARTNERSHIP CAPITAL, January 1, 2000                      $     10,200     $  8,383,700     $  8,393,900
   Net income                                                   15,500        1,530,400        1,545,900
                                                          ------------     ------------     ------------

PARTNERSHIP CAPITAL, December 31, 2000                          25,700        9,914,100        9,939,800
   Net income                                                   13,000        1,286,600        1,299,600
                                                          ------------     ------------     ------------

PARTNERSHIP CAPITAL, December 31, 2001                          38,700       11,200,700       11,239,400
   Net income                                                  116,900       11,575,300       11,692,200
   Distributions                                              (192,600)     (19,063,400)     (19,256,000)
                                                          ------------     ------------     ------------

PARTNERSHIP CAPITAL (DEFICIT), December 31, 2002               (37,000)       3,712,600        3,675,600

   Effects of change to liquidation basis (see Note 2)            (200)         (22,000)         (22,200)
                                                          ------------     ------------     ------------

NET ASSETS IN LIQUIDATION, December 31, 2002              $    (37,200)    $  3,690,600     $  3,653,400
                                                          ============     ============     ============


                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                     2002             2001             2000
                                                                                 ------------     ------------     ------------
                                                                                 (SEE NOTE 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $ 11,692,200     $  1,299,600     $  1,545,900
   Adjustments to reconcile net income to net cash from operating activities:
      Depreciation and amortization                                                   193,700          422,300          503,400
      Gain on sale of cable systems                                               (11,105,100)              --               --
      Changes in:
         Accounts receivable, prepaid expenses and other assets                        74,700          207,800         (108,400)
         Accounts payable, accrued liabilities and due to affiliates                  290,400          775,500         (186,300)
                                                                                 ------------     ------------     ------------

               Net cash from operating activities                                   1,145,900        2,705,200        1,745,600
                                                                                 ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                              (299,100)        (147,900)        (309,700)
   Proceeds from sale of cable systems, net of transaction costs                   13,196,800               --               --
   Change in intangible assets                                                             --            1,600           (2,000)
                                                                                 ------------     ------------     ------------

               Net cash from investing activities                                  12,897,700         (146,300)        (311,700)
                                                                                 ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                  (19,256,000)              --               --
                                                                                 ------------     ------------     ------------

               Net cash from financing activities                                 (19,256,000)              --               --
                                                                                 ------------     ------------     ------------


               Net increase in cash                                                (5,212,400)       2,558,900        1,433,900

CASH, beginning of year                                                             9,745,500        7,186,600        5,752,700
                                                                                 ------------     ------------     ------------

CASH, end of year                                                                $  4,533,100     $  9,745,500     $  7,186,600
                                                                                 ============     ============     ============

                See accompanying notes to financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


(1) ORGANIZATION

Enstar Income Program II-2, L.P. (the "Partnership") was formed on July 3, 1984 by a partnership agreement, as amended (the "Partnership Agreement"), to acquire, construct, improve, develop and operate cable television systems in various locations in the United States. The Partnership Agreement provides for Enstar Communications Corporation (the "Corporate General Partner") and Robert
T. Graff, Jr. to be the General Partners and for the admission of Limited Partners through the sale of interests in the Partnership. Sale of interests in the Partnership began in February 1984, and the initial closing took place in May 1984. The Partnership continued to raise capital until $7,500,000 (the maximum) was raised by September 1984. The Partnership acquired its first property subsequent to the initial closing. The Partnership acquired several other operating properties during 1984 and 1985.

On November 12, 1999, Charter Communications Holdings Company, LLC, an entity controlled by Charter Communications, Inc. ("Charter"), acquired both the Corporate General Partner, as well as Falcon Communications, L.P. ("Falcon"), the entity that provided management and certain other services to the Partnership. Charter is the nation's third largest cable operator, serving approximately 6.6 million customers and files periodic reports with the Securities and Exchange Commission. Charter and its affiliates (principally CC VII Holdings, LLC, the successor-by-merger to Falcon) provide management and other services to the Partnership. Charter receives a management fee and reimbursement of expenses from the Corporate General Partner for managing the Partnership's cable television operations. The Corporate General Partner, Charter and affiliated companies are responsible for the management of the Partnership and its operations.

The financial statements do not give effect to any assets that the partners may have outside of their interest in the Partnership, nor to any obligations of the partners, including income taxes.

(2) SALES OF ASSETS AND LIQUIDATION BASIS ACCOUNTING

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, LLC ("CCE-1"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter, for a total sale price of approximately $13,199,800 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-1 and two of its affiliates (also referred to, with CCE-1, as the "Purchasers") for a total cash sale price of $63,000,000. Each Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

After setting aside $2,000,000 to fund the Malden, Missouri headend's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions of the allocable share of the remaining net sale proceeds, in accordance with the Partnership Agreement. The Partnership made an initial distribution of approximately $15,890,500 on or about May 15, 2002, with a second distribution of $3,365,500 made on or about September 24, 2002.

On November 8, 2002, the Partnership entered into an asset purchase agreement providing for the sale of its Malden, Missouri cable system to Telecommunications Management, LLC (Telecommunications Management) for a total sale price of approximately $1,702,500 (approximately $825 per customer acquired). This sale is a part of a larger transaction in which the Partnership and eight other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Telecommunications Management Selling Partnerships") would sell all of their remaining assets used in the operation of their respective cable systems to Telecommunications Management for a total cash sale price of approximately $15,341,600 (before adjustments) (the Telecommunications Management Sale). The Telecommunications Management Sale is subject to the approval of a majority of the holders of the Partnership's units and approval of the holders of the other Telecommunications Management Selling Partnerships. In addition, the transaction is subject to certain closing conditions, including regulatory and franchise approvals. In April 2003, a majority of the Limited Partners approved the Telecommunications Management Sale and a plan of liquidation.

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of its remaining cable system to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made. Management is currently evaluating the alternatives with respect to this new development.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. The statements of operations, partnership capital and cash flows for the year ended December 31, 2002 have been presented on a going concern basis comparable to prior periods. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. Distributions from the Partnership were $19,256,000 during the year ended December 31, 2002.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Costs associated with initial customer installations and the additions of network equipment are capitalized. The costs of disconnecting service at a customer's dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of drops, are capitalized.

             Cable distribution systems           5-15 years
             Vehicles                             3 years
             Furniture and equipment              5-7 years
             Leasehold improvements               Shorter of life of lease or
                                                  useful life of asset

Franchise Cost

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Franchise rights acquired through the purchase of cable television systems represent management's estimate of fair value and are generally amortized using the straight-line method over a period of up to 15 years. This period represents management's best estimate of the useful lives of the franchises and assumes substantially all of those franchises that expire during the period will be renewed by the Partnership. As of December 31, 2002, no franchise agreements have expired in the Partnership's franchise areas. Amortization expense related to franchises for the years ended December 31, 2002, 2001 and 2000 was $1,800, $5,600 and $56,300, respectively.

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

Revenue Recognition

Cable television revenues from basic and premium services are recognized when the related services are provided. Advertising revenues are recognized when commercials are broadcast. Installation revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the estimated average period that customers are expected to remain connected to the cable system. As of December 31, 2002, 2001 and 2000, no installation revenues have been deferred, as direct selling costs have exceeded installation revenues.

Local governmental authorities impose franchise fees on the Partnership ranging up to a federally mandated maximum of 5% of gross revenues. Such fees are collected on a monthly basis from the Partnership's customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


and expenses.

Income Taxes

As a partnership, Enstar Income Program II-2, L.P. pays no federal income taxes. All of the income, gains, losses, deductions and credits of the Partnership are passed through to its partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. As of December 31, 2002, 2001 and 2000, the book basis of the Partnership's net assets exceeded its tax basis by approximately $296,500, $1,342,000 and $1,260,300, respectively. The accompanying financial statements, which are prepared in accordance with accounting principles generally accepted in the United States, differ from the financial statements prepared for tax purposes due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that net income for the year ended December 31, 2002, 2001 and 2000, in the financial statements is approximately $1,004,200 less than tax income primarily as a result of differences between tax gain on sale of cable systems versus book gain on sale of cable systems caused principally by book and tax basis differences on the assets sold. The net effect of these accounting differences is that net income for the years ended December 31, 2001 and 2000 in the financial statements is approximately $103,600 and $59,900 more than tax income or loss of the Partnership for the same period, respectively, caused principally by timing differences in depreciation expense.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates include useful lives or property, plant and equipment valuation of long-lived assets and allocated operating costs. Actual results could differ from those estimates.

(4) PARTNERSHIP MATTERS

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

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


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

(5) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at historical cost consists of the following as of the dates presented:

                                                          DECEMBER 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
      Cable distribution systems                 $  3,371,900      $ 10,845,900
      Land and improvements                                --            17,000
      Vehicles, furniture and equipment               156,200           413,000
                                                 ------------      ------------

                                                    3,528,100        11,275,900

      Less:  accumulated depreciation              (2,807,600)       (8,795,700)
                                                 ------------      ------------

                                                 $    720,500      $  2,480,200
                                                 ============      ============

Depreciation expense for the years ended December 31, 2002, 2001 and 2000, was $191,900, $416,500 and $443,900, respectively.

No adjustments have been made to record assets at estimated realizable value as required in liquidation basis accounting due to uncertainties surrounding the sales of the final systems and the final dissolution of the Partnership.

(6) COMMITMENTS AND CONTINGENCIES

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

The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


could adversely affect the Partnership's operations.

Certain Trends and Uncertainties

In November 2002, voters in the city of Malden, Missouri voted and approved a referendum giving city officials the authority to pursue the issuance of up to $9.0 million in municipal bonds to finance the construction of a municipally owned cable system. Management believes that if a competing system were built, the loss of customers would have an adverse impact on the financial condition and results of operations of the Partnership. As of December 31, 2002, the Partnership had approximately 2,000 basic customers in the city of Malden.

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

(7) EMPLOYEE BENEFIT PLAN

The Partnership participates in a cash or deferred profit sharing plan (the "Profit Sharing Plan") sponsored by a subsidiary of the Corporate General Partner, which covers substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. Effective January 1, 1999, the Profit Sharing Plan was amended, whereby the Partnership would make an employer contribution equal to 100% of the first 3% and 50% of the next 2% of the participants' contributions. Contributions of $600 were made during 2002 and 2001.

(8) TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues of the Partnership. Management fee expense was $83,600, $192,800 and $195,800 for the years ended December 31, 2002, 2001 and 2000, respectively. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services and direct expenses approximated $161,000, $502,800 and $442,700 for the years ended December 31, 2002, 2001 and 2000, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $184,100, $843,300 and $761,100 for the years ended December 31, 2002, 2001 and 2000, respectively. Programming fees are included in service costs in the accompanying statements of operations.

The cable system in one of the Partnership's franchise areas does not have head-end equipment to receive and retransmit its cable television signal. The system relies on another partnership managed by the Corporate General Partner with systems located in neighboring communities to provide its cable television signal. The Partnership is not charged a fee for this service.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000


As disclosed in Charter Communications, Inc.'s Annual Report on Form 10-K, the parent of our Corporate General Partner is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

(9) RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Partnership's financial condition or results of operations.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. SFAS No. 145 will be adopted by the Partnership beginning January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which will be adopted for transactions occurring subsequent to May 15, 2002. Adoption of SFAS No. 145 did not have a material impact on the financial statements of the Partnership.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a company commits to such an activity and also establishes fair value as the objective for initial measurement of the liability. SFAS No. 146 will be adopted by the Partnership for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 will not have a material impact on the financial statements of the Partnership.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. Adoption of SFAS No. 148 did not have a material impact on the financial statements of the Partnership.

                                  EXHIBIT INDEX

   EXHIBIT
    NUMBER                                 DESCRIPTION
   -------        --------------------------------------------------------------
     2.1a         Asset Purchase Agreement, dated November 8, 2002, by and among
                  Telecommunications Management, LLC and Enstar Income Program
                  II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income
                  Program 1984-1, L.P., Enstar Income/Growth Program Six-A,
                  L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P.,
                  Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar
                  Cable of Cumberland Valley (Incorporated by reference to
                  Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar
                  Income Program II-2, L.P. filed on November 12, 2002 (File No.
                  000-14505)).

     2.1b         Letter of Amendment, dated as of February 6, 2003, between
                  Enstar Income Program II-2, L.P., Enstar Income Program IV-3,
                  L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth
                  Program Six-A, L.P., Enstar Vii, L.P., Enstar VIII. L.P.,
                  Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications
                  Management, LLC. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program
                  Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

     2.2a Asset Purchase Agreement, dated August 29, 2001, by and between Charter Communications Entertainment I, LLC, Interlink
                  Communications Partners, LLC, and Rifkin Acquisitions
                  Partners, LLC and Enstar Income Program II-1, L.P., Enstar
                  Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD
                  Systems Venture, and Enstar Cable of Macoupin County.
                  (Incorporated by reference to Exhibit A to Registrant's
                  Definitive Proxy Statement on Schedule 14A as filed on
                  February 7, 2002).

     2.2b         Letter of Amendment, dated September 10, 2001, by and between
                  Charter Communications Entertainment I, LLC, Interlink
                  Communications Partners, LLC, and Rifkin Acquisitions
                  Partners, LLC and Enstar Income Program II-1, L.P., Enstar
                  Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD
                  Systems Venture, and Enstar Cable of Macoupin County.
                  (Incorporated by reference to Exhibit B to Registrant's
                  Definitive Proxy Statement on Schedule 14A as filed on
                  February 7, 2002).

     2.2c         Letter of Amendment, dated November 30, 2001, by and between
                  Charter Communications Entertainment I, LLC, Interlink
                  Communications Partners, LLC, and Rifkin Acquisitions
                  Partners, LLC and Enstar Income Program II-1, L.P., Enstar
                  Income Program II-2, L.P., Enstar Income Program IV-3, L.P.,
                  Enstar Income/Growth Program Six-A, L.P., Enstar IV/PBD
                  Systems Venture, and Enstar Cable of Macoupin County.
                  (Incorporated by reference to Exhibit C to Registrant's
                  Definitive Proxy Statement on Schedule 14A as filed on
                  February 7, 2002).

     2.3a         Asset Purchase Agreement, dated August 8, 2000, by and among
                  Multimedia Acquisition Corp., as Buyer, and Enstar Income
                  Program II-1, L.P., Enstar Income Program II-2, L.P., Enstar
                  Income Program IV-3, L.P., Enstar Income/Growth Program Six-A,
                  L.P., Enstar IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems
                  Venture, Enstar Cable of Cumberland Valley and Enstar Cable of
                  Macoupin County, as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income
                  Program II-1, L.P., File No. 000-14508 for the quarter ended
                  June 30, 2000.)

     2.3b         Amendment dated September 29, 2000, of the Asset Purchase
                  Agreement dated August 8, 2000, by and among Multimedia
                  Acquisition Corp., as Buyer, and Enstar Income Program II-1,
                  L.P., Enstar Income Program II-2, L.P., Enstar Income Program
                  IV-3, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar
                  IX, Ltd., Enstar XI, Ltd., Enstar IV/PBD Systems Venture,
                  Enstar Cable of Cumberland Valley and Enstar Cable of Macoupin
                  County, as Sellers. (Incorporated by reference to the exhibits to the Current Report on Form 10-Q of Enstar Income Program
                  IV-1, L.P., File No. 000-15705 for the quarter ended September
                  30, 2000.)

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

     10.2 Management Services Agreement between Enstar Cable Corporation and Falcon Communications, L.P. dated as of September 30,
                  1998(Incorporated by reference to the exhibits to the Annual
                  Report on Form 10-K of Enstar Income Program II-1, L.P., File
                  No. 000-14508 for the fiscal year ended December 31, 2001.)

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

      14.1 Code of Conduct adopted January 28, 2003. (Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 000-13333 for the fiscal year ended
                  December 31, 2002.)

   ** 99.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Chief Administrative Officer).

   ** 99.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  (Principal Financial Officer).

      **          filed herewith