Form 10-Q
period 2003-03-31
ENSTAR INCOME PROGRAM II-2 LP
filed 2003-05-15
CIK 757597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM II-2, L.P.
Quarterly Report on Form 10-Q for the Period ended March 31, 2003
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                                       March 31,     December 31,
                                                                          2003          2002
                                                                      ------------  ------------
                                                                      (Unaudited)
ASSETS:
   Cash and cash equivalents........................................ $  3,543,500  $  4,533,100
   Accounts receivable, net.........................................       11,800        13,400
   Prepaid expenses ................................................       18,700         8,300
   Property, plant and equipment....................................      720,500       720,500
                                                                      ------------  ------------
         Total assets...............................................    4,294,500     5,275,300
                                                                      ------------  ------------

LIABILITIES:
   Accounts payable and accrued liabilities.........................      477,800       500,700
   Due to affiliates................................................      107,900     1,121,200
                                                                      ------------  ------------
          Total liabilities.........................................      585,700     1,621,900
                                                                      ------------  ------------
NET ASSETS IN LIQUIDATION:
   General Partners.................................................      (36,700)      (37,200)
   Limited Partners.................................................    3,745,500     3,690,600
                                                                      ------------  ------------
                                                                     $  3,708,800  $  3,653,400
                                                                      ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

Additions:
  Revenues..................................................... $         223,800
  Interest income..............................................             8,200
                                                                 -----------------
      Total additions..........................................           232,000
                                                                 -----------------
Deductions:
  Service costs................................................            89,100
  General and administrative expenses..........................            44,400
  General partner management fees and reimbursed expenses......            33,800
  Capital expenditures.........................................             5,100
  Other expense................................................             4,200
                                                                 -----------------
      Total deductions.........................................           176,600
                                                                 -----------------
Net increase in net assets in liquidation......................            55,400

NET ASSETS IN LIQUIDATION, beginning of period.................         3,653,400
                                                                 -----------------
NET ASSETS IN LIQUIDATION, end of period....................... $       3,708,800
                                                                 =================

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

REVENUES........................................................... $    934,800
                                                                     ------------

OPERATING EXPENSES:
   Service costs...................................................      322,200
   General and administrative expenses.............................       81,600
   General partner management fees and reimbursed expenses.........      152,200
   Depreciation and amortization...................................      103,700
                                                                     ------------
                                                                         659,700
                                                                     ------------
        Operating income ..........................................      275,100
                                                                     ------------

OTHER INCOME (EXPENSE):
   Interest income.................................................       28,300
   Other expense...................................................      (63,000)
                                                                     ------------
                                                                         (34,700)
                                                                     ------------
NET INCOME......................................................... $    240,400
                                                                     ============
NET INCOME ALLOCATED TO GENERAL PARTNERS........................... $      2,400
                                                                     ============
NET INCOME ALLOCATED TO LIMITED PARTNERS........................... $    238,000
                                                                     ============
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST................ $       7.97
                                                                     ============
LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD......................................................       29,880
                                                                     ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................... $   240,400
   Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization................................................     103,700
      Changes in:
      Accounts receivable, prepaid expenses and other assets.......................      (3,800)
      Accounts payable, accrued liabilities and due to affiliates..................     268,300
                                                                                     -----------
          Net cash from operating activities.......................................     608,600
                                                                                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................     (15,800)
                                                                                     -----------
          Net cash from investing activities.......................................     (15,800)
                                                                                     -----------
          Net increase in cash ....................................................     592,800

CASH, beginning of period..........................................................   9,745,500
                                                                                     -----------
CASH, end of period................................................................ $10,338,300
                                                                                     ===========

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program II-2, L.P. (the Partnership) as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three months ended March 31, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of March 31, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statements of changes in net assets in liquidation for such periods is presented on a different basis of accounting than the financial statements for the three months ended March 31, 2002, which is prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

2. LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

Our Corporate General Partner continues to operate our cable television systems during our divestiture transactions for the benefit of our unitholders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter"), for a total sale price of approximately $13,199,800 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63,000,000. Each Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two- way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

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

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit to May 15, 2003 and the Outside Closing Date to September 30, 2003.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation as of March 31, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. There was no change to the accrued costs of liquidation during the three months ended March 31, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues. Management fee expense approximated $11,200 and $46,700 for the three months ended March 31, 2003 and 2002, respectively. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $22,600 and $105,500 for the three months ended March 31, 2003 and 2002, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $45,200 and $218,700 for the three months ended March 31, 2003 and 2002, respectively. Programming fees are included in service costs in the accompanying condensed statement of changes in net assets in liquidation and statement of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to us. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as us. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding such matters and the effect thereof on our business.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation as of March 31, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. There was no change to the accrued costs of liquidation during the three months ended March 31, 2003.

RESULTS OF OPERATIONS

On April 10, 2002, we completed the sale of our Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois. Accordingly, results of operations for the three months ended March 31, 2003 are not comparable to and are on a different basis of accounting than the three months ended March 31, 2002.

Revenues decreased $711,000 from $934,800 to $223,800, or 76.1%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due to a decline in the number of customers as a result of the sale of the Partnership's Illinois cable systems in April 2002. As of March 31, 2003 and 2002, we had approximately 1,900 and 7,800 basic service customers, respectively, and 400 and 1,200 premium service customers, respectively.

Service costs increased $233,100 from $322,200 to $89,100, or 72.3%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The decrease for the three months ended March 31, 2003 was primarily a result of the sale of the Partnership's Illinois cable systems in April 2002.

General and administrative expenses decreased $37,200 from $81,600 to $44,400, or 45.6%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease for the three months ended March 31, 2003 and 2002 is primarily a result of the sale of the Partnership's Illinois cable systems in April 2002 offset by an increase in digital programming expenses and professional fees.

General partner management fees and reimbursed expenses represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. General partner management fees and reimbursed expenses decreased $118,400 from $152,200 to $33,800, or 77.8%, for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was primarily due to the sale of the Partnership's Illinois cable systems in April 2002.

Depreciation and amortization expense decreased from $103,700 to $0 for the three months ended March 31, 2003 compared to the corresponding period in 2002. The decrease was due to the sale of the Partnership's Illinois cable systems in April 2002. In addition, depreciation and amortization ceased upon adoption of liquidation basis accounting.

Interest income decreased $20,100 from $28,300 to $8,200, or 71.0%, due to lower average cash balances available for investment due to distributions made of proceeds from the sale of the Partnership's Illinois cable systems.

Other expense of $4,200 for the three months ended March 31, 2003 represent costs incurred in connection with the proposed sale transaction. Other expense of $63,000 for the three months ended March 31, 2002 represent costs associated with the sale of the Partnership's Illinois cable systems.

LIQUIDITY AND CAPITAL RESOURCES

Our primary objective, having invested net offering proceeds in cable television systems, is to distribute to our partners all available cash from the sale of cable systems and all cash flow, if any, from operations after providing for expenses and any planned capital requirements relating to the expansion, improvement and upgrade of our remaining cable systems.

Cash and cash equivalents decreased $989,600 from $4,533,100 at December 31, 2002 to $3,543,500 at March 31, 2003 primarily due to a repayment of $1,000,000 on the amounts due to affiliates. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents increased $592,800 from $9,745,500 at December 31, 2001 to $10,338,300 at March 31, 2002 as a result of $608,600 of cash provided by operating activities offset by capital expenditures of $15,800. Capital expenditures in the three months ended March 31, 2003 were $5,100.

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

The estimated cost of completing a comprehensive upgrade of our system in order to activate two-way capability from the Malden, Missouri headend, as well as to increase channel capacity and allow additional video services, would be approximately $1.7 million (for an upgrade to 550 megahertz (MHz) capacity) to $2.0 million (for an upgrade to 870 MHz capacity). Given the high cost of this comprehensive upgrade plan, pending sales transaction, the limited funds available, and the belief that such a plan is not economically prudent, the Corporate General Partner does not presently anticipate that it will proceed with a comprehensive upgrade plan. In light of the pending Telecommunications Management Sale, the Corporate General Partner will, however, continue to make upgrades required by franchise agreements.

FINANCING ACTIVITIES

Cash generated by operations of the Partnership, together with available cash balances will be used to fund any capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund a comprehensive upgrade program. If our system is not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we will not be able to fully complete any cable system upgrades as required by franchise authorities. As a result, the value of our system would likely be lower than that of systems built to a higher technical standard.

LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc., for a total sale price of approximately $13,199,800 (the "Charter Sale"). The Charter Sale is part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63,000,000. Each Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships.

The Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two- way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

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

On February 6, 2003, the Partnership entered into a side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The February 6, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit and the Outside Closing Date each by 60 days. On April 7, 2003, the second installment of the escrow deposit was due and was not made.

On April 24, 2003, the Partnership entered into another side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The April 24, 2003 side letter amends the asset purchase agreement and Deposit Escrow Agreement to extend the date of the second installment of the deposit to May 15, 2003 and the Outside Closing Date to September 30, 2003.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation as of March 31, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. There was no change to the accrued costs of liquidation during the three months ended March 31, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

CERTAIN TRENDS AND UNCERTAINTIES

In November 2002, voters in the city of Malden, Missouri voted and approved a referendum giving city officials the authority to pursue the issuance of up to $9.0 million in municipal bonds to finance the construction of a municipally owned cable system. We believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of March 31, 2003, we had approximately 1,200 basic customers in the city of Malden.

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. Charter is unable to predict the outcome of these lawsuits and government investigations. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  EXHIBITS

Exhibit Number	Description of Document

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

  Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

2.1c

  Letter of Amendment, dated as of April 24, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

On February 14, 2003 the registrant filed a current report on Form 8-K dated February 6, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

On April 25, 2003 the registrant filed a current report on Form 8-K dated April 24, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM II-2, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION

Corporate General Partner

Date: May 15, 2003

By: /s/ Paul E. Martin

Name: Paul E. Martin
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

Date: May 15, 2003

/s/ Steven A. Schumm

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

Date: May 15, 2003

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

Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).

2.1c

Letter of Amendment, dated as of April 24, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith