Form 10-Q
period 2003-06-30
ENSTAR INCOME PROGRAM II-2 LP
filed 2003-08-14
CIK 757597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM II-2, L.P.
Quarterly Report on Form 10-Q for the Period ended June 30, 2003
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                                        June 30,    December 31,
                                                                          2003          2002
                                                                      ------------  ------------
                                                                       (Unaudited)
ASSETS:
   Cash and cash equivalents........................................ $  3,093,600  $  4,533,100
   Accounts receivable, net.........................................       10,700        13,400
   Due from affiliates..............................................       13,300            --
   Prepaid expenses ................................................       33,100         8,300
   Property, plant and equipment....................................      720,500       720,500
                                                                      ------------  ------------
         Total assets...............................................    3,871,200     5,275,300
                                                                      ------------  ------------

LIABILITIES:
   Accounts payable and accrued liabilities.........................       73,600       500,700
   Due to affiliates................................................           --     1,121,200
                                                                      ------------  ------------
          Total liabilities.........................................       73,600     1,621,900
                                                                      ------------  ------------
NET ASSETS IN LIQUIDATION:
   General Partners.................................................      (35,800)      (37,200)
   Limited Partners.................................................    3,833,400     3,690,600
                                                                      ------------  ------------
                                                                     $  3,797,600  $  3,653,400
                                                                      ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
(Unaudited)

                                                                 Three Months Ended   Six Months Ended
                                                                    June 30, 2003       June 30, 2003
                                                                 ------------------   ----------------
Additions:
  Revenues..................................................... $           238,500  $         462,300
  Interest income..............................................              10,300             18,500
                                                                 ------------------   ----------------
      Total additions..........................................             248,800            480,800
                                                                 ------------------   ----------------
Deductions:
  Service costs................................................              94,900            195,400
  General and administrative expenses..........................              26,100             68,300
  General partner management fees and reimbursed expenses......              28,000             52,600
  Capital expenditures.........................................               7,300             12,400
  Other expense................................................               3,700              7,900
                                                                 ------------------   ----------------
      Total deductions.........................................             160,000            336,600
                                                                 ------------------   ----------------
Net increase in net assets in liquidation......................              88,800            144,200

NET ASSETS IN LIQUIDATION, beginning of period.................           3,708,800          3,653,400
                                                                 ------------------   ----------------
NET ASSETS IN LIQUIDATION, end of period....................... $         3,797,600  $       3,797,600
                                                                 ==================   ================

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Three Months Ended   Six Months Ended
                                                                       June 30, 2002        June 30, 2002
                                                                     ------------------   ----------------

REVENUES........................................................... $           304,900  $       1,239,700
                                                                     ------------------   ----------------

OPERATING EXPENSES:
   Service costs...................................................              84,000            408,000
   General and administrative expenses.............................              64,200            144,000
   General partner management fees and reimbursed expenses.........              53,800            206,000
   Depreciation and amortization...................................              35,400            139,100
                                                                     ------------------   ----------------
                                                                                237,400            897,100
                                                                     ------------------   ----------------
        Operating income ..........................................              67,500            342,600
                                                                     ------------------   ----------------

OTHER INCOME:
   Interest income.................................................              52,600             80,900
   Gain on sale of cable systems...................................          11,166,600         11,103,600
                                                                     ------------------   ----------------
                                                                             11,219,200         11,184,500
                                                                     ------------------   ----------------
NET INCOME......................................................... $        11,286,700  $      11,527,100
                                                                     ==================   ================
NET INCOME ALLOCATED TO GENERAL PARTNERS........................... $           112,900  $         115,300
                                                                     ==================   ================
NET INCOME ALLOCATED TO LIMITED PARTNERS........................... $        11,173,800  $      11,411,800
                                                                     ==================   ================
NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST................ $            373.96  $          381.92
                                                                     ==================   ================
LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD......................................................              29,880             29,880
                                                                     ==================   ================

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................... $  11,527,100
   Adjustments to reconcile net income to net cash from
     operating activities:
      Depreciation and amortization................................................       139,100
      Gain on sale of cable systems................................................   (11,103,600)
      Changes in:
      Accounts receivable, prepaid expenses and other assets.......................        66,800
      Accounts payable, accrued liabilities and due to affiliates..................       784,700
                                                                                     -------------
          Net cash from operating activities.......................................     1,414,100
                                                                                     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................       (32,900)
   Proceeds from sale of cable systems.............................................    13,195,300
                                                                                     -------------
          Net cash from investing activities.......................................    13,162,400
                                                                                     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners.......................................................   (15,890,500)
                                                                                     -------------
          Net cash from financing activities.......................................   (15,890,500)
                                                                                     -------------
          Net increase in cash ....................................................    (1,314,000)

CASH, beginning of period..........................................................     9,745,500
                                                                                     -------------
CASH, end of period................................................................ $   8,431,500
                                                                                     =============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program II-2, L.P. (the Partnership) as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three and six months ended June 30, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of June 30, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statements of changes in net assets in liquidation for the three and six months ended June 30, 2003 is presented on a different basis of accounting than the financial statements for the three and six months ended June 30, 2002, which is prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Certain reclassifications have been made to conform to current period presentation.

2. LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

Enstar Communications Corporation (ECC), the Corporate General Partner, continues to operate the Partnership's Malden, Missouri cable television system, the Partnership's only remaining cable system, during the divestiture transactions for the benefit of the unit holders.

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc. ("Charter"), for a total sale price of approximately $13.2 million (the "Charter Sale"). The Charter Sale was part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63.0 million. Each Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships.

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

After setting aside $2.0 million to fund the Malden, Missouri system's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions of the allocable share of the remaining net sale proceeds, in accordance with the Partnership Agreement. The Partnership made an initial distribution of approximately $15.9 million on or about May 15, 2002, with a second distribution of $3.4 million made on or about September 24, 2002.

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

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amends the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $1,651,200 relates to the remaining cable system in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation as of June 30, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. There was no change to the accrued costs of liquidation during the three and six months ended June 30, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues. Management fee expense approximated $11,900 and $15,200 for the three months ended June 30, 2003 and 2002, respectively, and $23,100 and $62,000 for the six months ended June 30, 2003 and 2002, respectively. Management fees are non-interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $16,100 and $38,500 for the three months ended June 30, 2003 and 2002, respectively, and $29,500 and $143,900 for the six months ended June 30, 2003 and 2002, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $56,000 and $65,200 for the three months ended June 30, 2003 and 2002, respectively, and $112,500 and $283,900 for the six months ended June 30, 2003 and 2002, respectively. Programming fees are included in service costs in the accompanying condensed statement of changes in net assets in liquidation and statement of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. The United States Attorney's office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

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

5. RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on the Partnership's financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on the Partnership's financial condition or results of operations.

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

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statement of net assets in liquidation as of June 30, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statement of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. There was no change to the accrued costs of liquidation during the three and six months ended June 30, 2003.

RESULTS OF OPERATIONS

On April 10, 2002, we completed the sale of our Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois. Accordingly, results of operations for the three and six months ended June 30, 2003 are not comparable to and are on a different basis of accounting than the three and six months ended June 30, 2002.

Revenues decreased $66,400 from $304,900 to $238,500, or 21.8%, and $777,400 from $1,239,700 to $462,300, or 62.7%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decrease for the three months ended June 30, 2003 was primarily as a result of the sale of the Partnership's Illinois cable systems in April 2002 offset by a $14,200 adjustment to advertising revenues to true-up estimates of advertising revenue recorded in prior periods. Revenues for the three and six months ended June 30, 2002 included $79,600 and $803,600, respectively, related to the Partnership's Illinois cable systems. The decrease for the six months ended June 30, 2003 was primarily due to a decline in the number of customers as a result of the sale of the Partnership's Illinois cable systems in April 2002 offset by an increase in revenues as a result of the adjustment to advertising revenues discussed above and an increase in premium service customers. As of June 30, 2003 and 2002, we had approximately 1,900 and 2,000 basic service customers, respectively, and 300 and 200 premium service customers, respectively.

Service costs increased $10,900 from $84,000 to $94,900, or 13.0%, and decreased $212,600 from $408,000 to $195,400, or 52.1%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. Service costs represent programming costs and other costs directly attributable to providing cable services to customers. The increase for the three months ended June 30, 2003 is a result of an increase in maintenance expenditures and personnel costs. The decrease for the six months ended June 30, 2003 was primarily a result of the sale of the Partnership's Illinois cable systems in April 2002 offset partially by an increase in maintenance expenditures and personnel costs.

General and administrative expenses decreased $38,100 from $64,200 to $26,100, or 59.3%, and $75,700 from $144,000 to $68,300, or 52.6%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decrease for the three months ended June 30, 2003 is primarily a result of the sale of the Partnership's Illinois cable systems in April 2002 coupled with decreases in professional fees and insurance costs. The decrease for the six months ended June 30, 2003 is primarily a result of the sale of the Partnership's Illinois cable systems in April 2002.

General partner management fees and reimbursed expenses represent administrative costs reimbursed to Charter by us based on Charter's actual costs incurred. General partner management fees and reimbursed expenses decreased $25,800 from $53,800 to $28,000, or 48.0%, and $153,400 from $206,000 to $52,600, or 74.5%, for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. The decrease was primarily due to the sale of the Partnership's Illinois cable systems in April 2002 and a $3,700 adjustment to true-up estimates of expenses related to the advertising revenues discussed above.

Depreciation and amortization expense decreased from $35,400 to $0 and from $139,100 to $0 for the three and six months ended June 30, 2003, respectively, compared to the corresponding periods in 2002. Depreciation and amortization ceased upon adoption of liquidation basis accounting.

Interest income decreased $42,300 from $52,600 to $10,300, or 80.4%, and $62,400 from $80,900 to $18,500, or 77.1%, for the three and six months ended June 30, 2002, respectively, due to lower average cash balances available for investment due to distributions made of proceeds from the sale of the Partnership's Illinois cable systems in May and September 2002.

Gain on sale of cable systems totaled $11,166,600 and $11,103,600 for the three and six months ended June 30, 2002. Gain on sale of cable systems represents the difference between the net sale proceeds and the net book value of the investment.

Other expense of $3,700 and $7,900 for the three and six months ended June 30, 2003, respectively, represents costs incurred in connection with the proposed sale transaction.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $1,439,500 from $4,533,100 at December 31, 2002 to $3,093,600 at June 30, 2003 primarily due to a repayment of $1,097,000 on the amounts due to affiliates and remittance of $402,500 in withholding taxes related to the April 2002 sale of the Partnership's Illinois cable systems which had been recorded in accounts payable and accrued expenses. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents decreased $1,314,000 from $9,745,500 at December 31, 2001 to $8,431,500 at June 30, 2002 as a result of distributions to partners of $15,890,500 offset by proceeds from the sale of cable systems of $13,195,300 and $1,414,100 of cash provided by operating activities. Capital expenditures, which are expensed as incurred in the three and six months ended June 30, 2003, were $7,300 and $12,400, respectively. Capital expenditures in the six months ended June 30, 2002 were $32,900.

Cash generated by operations of the Partnership, together with available cash balances will be used to fund any capital expenditures as required by franchise authorities. However, our cash reserves will be insufficient to fund a comprehensive upgrade program. If our system is not sold, we will need to rely on increased cash flow from operations or new sources of financing in order to meet our future liquidity requirements. There can be no assurance that such cash flow increases can be attained, or that additional future financing will be available on terms acceptable to us. If we are not able to attain such cash flow increases, or obtain new sources of borrowings, we may not be able to upgrade our cable system. As a result, the value of our system would likely be lower than that of systems built to a higher technical standard.

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

LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

On April 10, 2002, pursuant to an asset purchase agreement dated August 29, 2001, the Partnership completed the sale of all of the Partnership's Illinois cable television systems in and around Hillsboro, Jerseyville, Nokomis and Pana, Illinois to Charter Communications Entertainment I, LLC ("CCE-I"), an affiliate of the Corporate General Partner and an indirect subsidiary of Charter Communications, Inc., for a total sale price of approximately $13.2 million (the "Charter Sale"). The Charter Sale was part of a larger transaction in which the Partnership and five other affiliated partnerships (which, together with the Partnership are collectively referred to as the "Selling Partnerships") sold all of their assets used in the operation of their respective Illinois cable television systems to CCE-I and two of its affiliates (also referred to, with CCE-I, as the "Purchasers") for a total cash sale price of $63.0 million. Each Selling Partnership received the same value per customer. In addition, the Limited Partners of each of the Selling Partnerships approved an amendment to their respective partnership agreement to allow the sale of assets to an affiliate of such partnership's General Partner. The Purchasers are each indirect subsidiaries of the Corporate General Partner's ultimate parent company, Charter, and, therefore, are affiliates of the Partnership and each of the other Selling Partnerships.

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

After setting aside $2.0 million to fund the Malden, Missouri headend's working capital needs and paying or providing for the payment of the expenses of the Charter Sale, the Corporate General Partner made distributions of the allocable share of the remaining net sale proceeds, in accordance with the Partnership Agreement. The Partnership made an initial distribution of approximately $15.9 million on or about May 15, 2002, with a second distribution of $3.4 million made on or about September 24, 2002.

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

On June 6, 2003, the Partnership entered into a third side letter amending the asset purchase agreement providing for the sale of all of its cable systems to Telecommunications Management. The June 6, 2003 side letter amends the asset purchase agreement to reduce the purchase price of the remaining cable systems in the Selling Partnerships to approximately $14,487,200, subject to closing sale price adjustments, of which approximately $1,651,200 relates to the remaining cable system in the Partnership. In addition, $250,000 was deposited in the Deposit Escrow Account concurrent with the execution of the side letter.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the sale of the Partnership's final cable system and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because management is unable to develop reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment due to the current uncertainties surrounding the final dissolution of the Partnership, no adjustments have been recorded to reflect assets at estimated realizable values or to reflect estimates of future operating results. These adjustments will be recorded once a sale is imminent and the net sales proceeds are reasonably estimable. Accordingly, the assets in the accompanying statements of net assets in liquidation as of June 30, 2003 and December 31, 2002 have been stated at historical book values. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as a result of future operations, the sale proceeds ultimately received by the Partnership and adjustments if any to estimated costs of liquidation. There was no change to the accrued costs of liquidation during the three and six months ended June 30, 2003.

The Corporate General Partner's intention is to settle the outstanding obligations of the Partnership and terminate the Partnership as expeditiously as possible. Final dissolution of the Partnership and related cash distributions to the partners will occur upon obtaining final resolution of all liquidation issues.

CERTAIN TRENDS AND UNCERTAINTIES

In November 2002, voters in the city of Malden, Missouri voted and approved a referendum giving city officials the authority to pursue the issuance of up to $9.0 million in municipal bonds to finance the construction of a municipally owned cable system. Although the city has taken no action to issue bonds and did approve the franchise transfer (pending consummation of the sale) to Telecommunications Management, we believe that if a competing system were built, the loss of customers would have an adverse impact on our financial condition and results of operations. As of June 30, 2003, we had approximately 1,900 basic customers in the city of Malden.

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of our Corporate General Partner and our Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri and an SEC investigation. The United States Attorney's office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on us.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In April of 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 will not have an impact on our financial condition or results of operations.

In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on our financial condition or results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. The evaluation was based in part upon reports and affidavits provided by a number of executives. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, we believe that our controls do provide such reasonable assurances.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SALES PROPOSAL. The holders of limited partnership units voted to approve the sale of the Partnership's remaining cable television systems and the subsequent liquidation and dissolution of the Partnership to Telecommunications Management, LLC.

The voting results to approve the sale are:

FOR	AGAINST	ABSTAIN

19,326	1,109	146

The voting results to approve the plan to liquidate the Partnership are:

FOR	AGAINST	ABSTAIN

19,326	1,109	146

There are 29,880 shares outstanding with 604 total holders. 384 total holders voted on this matter. The proxy process expired on May 16, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  EXHIBITS

Exhibit Number	Description of Document

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

2.1d

  Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

  * filed herewith

  REPORTS ON FORM 8-K

On April 25, 2003 the registrant filed a current report on Form 8-K dated April 24, 2003 to announce it had entered into a side letter amending an asset purchase agreement.

On June 9, 2003 the registrant filed a current report on Form 8-K dated November 8, 2002 to announce it had entered into a side letter amending an asset purchase agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENSTAR INCOME PROGRAM II-2, L.P.

By: ENSTAR COMMUNICATIONS CORPORATION
Corporate General Partner

Date: August 14, 2003

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

2.1d

Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).

31.1	Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
31.2	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith