Form 10-Q
period 2003-09-30
ENSTAR INCOME PROGRAM II-2 LP
filed 2003-11-14
CIK 757597

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

                                    FORM 10-Q
                             ______________________


     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]






================================================================================

                        ENSTAR INCOME PROGRAM II-2, L.P.
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                PAGE
                                                                                                             ----
Item 1. Financial Statements - Enstar Income Program II-2, L.P.
        Condensed Statements of Net Assets in Liquidation as of September 30, 2003                             3
            and December 31, 2002
        Condensed Statements of Changes in Net Assets in Liquidation for the three and                         4
            nine months ended September 30, 2003
        Condensed Statements of Operations for the three and nine months ended September 30, 2002              5
        Condensed Statement of Cash Flows for the nine months ended September 30, 2002                         6
        Notes to Condensed Financial Statements                                                                7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                  10
Item 4. Controls and Procedures                                                                                11

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                                       13

SIGNATURES                                                                                                     14

EXHIBIT INDEX                                                                                                  15



                         PART I. FINANCIAL INFORMATION.
                          ITEM 1. FINANCIAL STATEMENTS.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  2003             2002
                                              -------------    ------------
                                              (UNAUDITED)

ASSETS:
  Cash and cash equivalents................    $ 4,464,500      $ 4,533,100
  Accounts receivable, net.................             --           13,400
  Prepaid expenses ........................             --            8,300
  Property, plant and equipment............             --          720,500
  Escrow deposits .........................         57,000               --
                                               -----------      -----------

     Total assets .........................      4,521,500        5,275,300
                                               -----------      -----------

LIABILITIES:
  Accounts payable and accrued liabilities.         25,700          500,700
  Due to purchaser ........................         19,000               --
  Due to affiliates .......................         83,300        1,121,200
                                               -----------      -----------

     Total liabilities ....................        128,000        1,621,900
                                               -----------      -----------

NET ASSETS IN LIQUIDATION:
  General Partners ........................          5,000          (37,200)
  Limited Partners ........................      4,388,500        3,690,600
                                               -----------      -----------
                                               $ 4,393,500      $ 3,653,400
                                               ===========      ===========







            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

          CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  (SEE NOTE 2)

                                   (UNAUDITED)

                                                                      THREE MONTHS           NINE MONTHS
                                                                     ENDED SEPTEMBER       ENDED SEPTEMBER
                                                                        30, 2003               30, 2003
                                                                     ---------------       ---------------
Additions:
  Revenues .....................................................       $  141,800             $  604,100
  Interest income ..............................................            3,800                 22,300
  Excess of net proceeds over net book value of cable systems...          542,900                535,000
                                                                       ----------             ----------

      Total additions ..........................................          688,500              1,161,400
                                                                       ----------             ----------
Deductions:
  Service costs ................................................           55,900                251,300
  General and administrative expenses ..........................            6,700                 75,000
  General partner management fees and reimbursed expenses ......           25,800                 78,400
  Capital expenditures .........................................            4,200                 16,600
                                                                       ----------             ----------

      Total deductions .........................................           92,600                421,300
                                                                       ----------             ----------
Net increase in net assets in liquidation ......................          595,900                740,100



NET ASSETS IN LIQUIDATION, beginning of period .................        3,797,600              3,653,400
                                                                       ----------             ----------

NET ASSETS IN LIQUIDATION, end of period .......................       $4,393,500             $4,393,500
                                                                       ==========             ==========























            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS           NINE MONTHS
                                                                         ENDED SEPTEMBER       ENDED SEPTEMBER
                                                                            30, 2002              30, 2002
                                                                         ---------------       ---------------
REVENUES ...................................................               $   213,900           $ 1,453,600
                                                                           -----------           -----------
OPERATING EXPENSES:
  Service costs ............................................                    74,000               482,000
  General and administrative expenses ......................                    22,500               166,500
  General partner management fees and reimbursed expenses...                    14,700               220,700
  Depreciation and amortization ............................                    20,500               159,600
                                                                           -----------           -----------

                                                                               131,700             1,028,800
                                                                           -----------           -----------

     Operating income ......................................                    82,200               424,800
                                                                           -----------           -----------

OTHER INCOME:
  Interest income ..........................................                    33,600               114,500
  Gain on sale of cable systems ............................                     4,500            11,108,100
                                                                           -----------           ------------

                                                                                38,100            11,222,600
                                                                           -----------           -----------

NET INCOME .................................................               $   120,300           $11,647,400
                                                                           ===========           ===========

NET INCOME ALLOCATED TO GENERAL PARTNERS ...................               $     1,200           $   116,500
                                                                           ===========           ===========

NET INCOME ALLOCATED TO LIMITED PARTNERS ...................               $   119,100           $11,530,900
                                                                           ===========           ===========

NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST ........               $      3.99           $    385.91
                                                                           ===========           ===========
LIMITED PARTNERSHIP UNITS OUTSTANDING
DURING PERIOD ..............................................                    29,880                29,880
                                                                           ===========           ===========

















            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.
                        CONDENSED STATEMENT OF CASH FLOWS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................................................................          $ 11,647,400
  Adjustments to reconcile net income to net cash from
    operating activities:
    Depreciation and amortization ...................................................................               159,600
    Gain on sale of cable systems ...................................................................           (11,108,100)
    Changes in:
    Accounts receivable, prepaid expenses and other assets ..........................................                68,500
    Accounts payable, accrued liabilities and due to affiliates .....................................               716,900
                                                                                                               ------------

      Net cash from operating activities ............................................................             1,484,300
                                                                                                               ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..............................................................................               (88,100)
  Proceeds from sale of cable systems ...............................................................            13,199,800
                                                                                                               ------------

      Net cash from investing activities ............................................................            13,111,700
                                                                                                               ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to General Partners .................................................................              (192,600)
  Distributions to Limited Partners .................................................................           (19,063,400)
                                                                                                               ------------

      Net cash from financing activities ............................................................           (19,256,000)
                                                                                                               ------------

      Net increase in cash ..........................................................................            (4,660,000)

CASH, beginning of period ...........................................................................             9,745,500
                                                                                                               ------------

CASH, end of period .................................................................................          $  5,085,500
                                                                                                               ============
















            See accompanying notes to condensed financial statements.

                        ENSTAR INCOME PROGRAM II-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program II-2, L.P. (the Partnership) as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the entire year.

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

As discussed in Note 2, the financial statements as of September 30, 2003 and December 31, 2002 are presented on a liquidation basis of accounting. Accordingly, the financial information in the condensed statements of changes in net assets in liquidation for the three and nine months ended September 30, 2003 is presented on a different basis of accounting than the financial statements for the three and nine months ended September 30, 2002, which were prepared on the historical cost basis of accounting. As a result, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures are expensed as incurred.

Certain reclassifications have been made to conform to current period presentation.

2. LIQUIDATION BASIS ACCOUNTING AND SALES OF CABLE SYSTEMS

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $1,267,000 (approximately $800 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management
Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments. Excess of net proceeds over net book value of cable systems represents the cash proceeds net of transaction costs received from the Telecommunications Management Sale in excess of the net book value of the cable system assets sold.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment could not be developed due to uncertainties surrounding the final dissolution of the Partnership, no adjustments were recorded, prior to the sale of the assets, to reflect assets at estimated realizable values or to reflect estimates of future operating results. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of September 30, 2003 as a result of post closing purchase price adjustments and adjustments to estimated costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and nine months ended September 30, 2003.

                        ENSTAR INCOME PROGRAM II-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)




The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. In November 2003 the Partnership intends to make an initial distribution payment of $3.4 million to the Limited Partners. A final liquidating distribution will occur on or after approximately 13 months following the close of the transaction upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

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

The Telecommunications Management Sale and the Charter Sale resulted from a sale process actively pursued since 1999, when the Corporate General Partner sought purchasers for all of the cable television systems of the Selling Partnerships, as well as eight other affiliated limited partnership cable operators of which the Corporate General Partner is also the general partner. This effort was undertaken primarily because, based on the Corporate General Partner's experience in the cable television industry, it was concluded that generally applicable market conditions and competitive factors were making (and would increasingly make) it extremely difficult for smaller operators of rural cable systems (such as the Partnership and the other affiliated Enstar partnerships) to effectively compete and be financially successful. This determination was based on the anticipated cost of electronics and additional equipment to enable the Partnership's systems to operate on a two-way basis with improved technical capacity, insufficiency of Partnership cash reserves and cash flows from operations to finance such expenditures, limited customer growth potential due to the Partnership's systems' rural location, and a general inability of a small cable system operator such as the Partnership to benefit from economies of scale and the ability to combine and integrate systems that large cable operators have. Although limited plant upgrades have been made, the Corporate General Partner projected that if the Partnership made the comprehensive additional upgrades deemed necessary to enable enhanced and competitive services, particularly two-way capability, the Partnership would not recoup the costs or regain its ability to operate profitably within the remaining term of its franchises, and as a result, making these upgrades would not be economically prudent.

3. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the Management Agreement) with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, for a monthly management fee of 5% of gross revenues. Management fee expense approximated $7,100 and $10,700 for the three months ended September 30, 2003 and 2002, respectively, and $30,200 and $72,700 for the nine months ended September 30, 2003 and 2002, respectively. Management fees are non-interest bearing.

                        ENSTAR INCOME PROGRAM II-2, L.P.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $18,700 and $4,000 for the three months ended September 30, 2003 and 2002, respectively, and $48,200 and $148,000 for the nine months ended September 30, 2003 and 2002, respectively.

Substantially all programming services are purchased through Charter. Charter charges the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $33,900 and $47,100 for the three months ended September 30, 2003 and 2002, respectively, and $146,400 and $331,000 for the nine months ended September 30, 2003 and 2002, respectively. Programming fees are included in service costs in the accompanying condensed statement of changes in net assets in liquidation and statement of operations.

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

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

Distributions have been allocated in accordance with the partnership agreement, 99% to the Limited Partners and 1% to the General Partners. Distributions will be allocated in this manner until the Limited Partners have received an amount equal to their adjusted subscription amount and liquidation preference, as defined, and thereafter 85% to the Limited Partners and 15% to the General Partners. Upon dissolution of the Partnership, distributions will be made in amounts equal to the respective partners remaining capital account balances. Any negative capital account balances remaining after all allocations and distributions are made must be funded by the respective partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements, and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002 for additional information regarding such matters and the effect thereof on our business.

Effective August 31, 2003, pursuant to an asset purchase agreement dated November 8, 2002 as amended, the Partnership completed the sale of its only remaining cable system to Telecommunications Management, LLC (Telecommunications Management) for a total adjusted sales price of approximately $1,267,000 (approximately $800 per customer acquired), subject to post closing adjustments (the Telecommunications Management Sale). The Telecommunications Management Sale was part of a larger transaction in which the Partnership and eight other affiliated partnerships sold all of their remaining assets used in the operations of their respective cable systems to Telecommunications Management for a total cash sales price of $12,354,600 after closing adjustments. Excess of net proceeds over net book value of cable systems represents the cash proceeds net of transaction costs received from the Telecommunications Management sale in excess of the net book value of the cable system assets sold.

The Partnership finalized its proposed plan of liquidation in December 2002 in connection with the filing of a proxy to obtain partner approval for the Telecommunications Management Sale and the subsequent liquidation and dissolution of the Partnership. In April 2003, the required number of votes necessary to implement the plan of liquidation were obtained. As a result, the Partnership changed its basis of accounting to the liquidation basis as of December 31, 2002. Upon changing to liquidation basis accounting, the Partnership recorded $22,200 of accrued costs of liquidation in accounts payable and accrued liabilities on the accompanying statement of net assets in liquidation representing an estimate of the costs to be incurred after the sale of the final cable system but prior to dissolution of the Partnership. Because reliable estimates of future operating results or the ultimate realizable value of property, plant and equipment could not be developed due to uncertainties surrounding the final dissolution of the Partnership, no adjustments were recorded, prior to the sale of the assets, to reflect assets at estimated realizable values or to reflect estimates of future operating results. Accordingly, the assets in the accompanying statement of net assets in liquidation as of December 31, 2002 have been stated at historical book values. Net assets in liquidation as of September 30, 2003 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of September 30, 2003 as a result of post closing purchase price adjustments and adjustments to estimated costs of liquidation. No adjustments were made to accrued costs of liquidation during the three and nine months ended September 30, 2003.

RESULTS OF OPERATIONS

The Partnership operated its properties through August 31, 2003 but had no operations for the period subsequent that date as a result of the Telecommunications Management Sale discussed above. Accordingly, no discussion of operating results for the period from July 1, 2003 to September 30, 2003 and the three months ended September 30, 2002, as well as the period from January 1, 2003 to September 30, 2003 and the nine months ended September 30, 2002, has been provided as such analysis is not relevant.

Net assets in liquidation at September 30, 2003 were $4,393,500, consisting of current assets of $4,521,500, offset by current liabilities of $128,000. The net change in net assets in liquidation for the three and nine months ended September 30, 2003 was an increase of $595,900 and $740,100, respectively, which was primarily due to the excess of net proceeds over the net book value of cable systems.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $68,600 from $4,533,100 at December 31, 2002 to $4,464,500 at September 30, 2003 primarily due to repayment of $1,097,000 on the amounts due to affiliates and remittance of $402,500 in withholding taxes related to the April 2002 sale of the Partnership's Illinois cable systems which had been recorded in accounts payable and accrued expenses offset by $1,267,000 of proceeds from the Telecommunications Management Sale. Amounts due to affiliates at December 31, 2002 primarily represent accrued and unpaid management fees and other allocated expenses accrued since the fourth quarter of 2000. Cash and cash equivalents decreased $4,660,000 from $9,745,500 at December 31, 2001 to $5,085,500 at September 30, 2002 as a result of distributions to partners of $19,256,000 offset by proceeds from the sale of cable systems of $13,199,800 and $1,484,300 of cash provided by operating activities. Capital expenditures, which are expensed as incurred in the nine months ended September 30, 2003, were $16,600. Capital expenditures in the nine months ended September 30, 2002 were $88,100.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible. After paying or providing for the payment of the expenses of the sale, the Corporate General Partner will make one or more distributions of the Partnership's allocable share of the remaining net sale proceeds, in accordance with its partnership agreement. In November 2003 we intend to make an initial distribution payment of $3.4 million to the Limited Partners. A final liquidating distribution will occur on or after approximately 13 months following the close of the transaction upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

CERTAIN TRENDS AND UNCERTAINTIES

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

As disclosed in Charter's Quarterly Report on Form 10-Q, the parent of the Corporate General Partner and the Manager is the defendant in twenty-two class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    Exhibit
    Number      Description of Document

     2.1a Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).
     2.1b Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).
     2.1c Letter of Amendment, dated as of April 24, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).
     2.1d Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).
     2.1e Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar
                VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to
                Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).
     31.1 Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
     31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith

(b)  REPORTS ON FORM 8-K

     On September 16, 2003 the registrant filed a current report on Form 8-K dated September 11, 2003 to announce the close of the asset purchase agreement dated November 8, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ENSTAR INCOME PROGRAM II-2, L.P.

                             By: ENSTAR COMMUNICATIONS CORPORATION
                                 ---------------------------------
                                 Corporate General Partner

Date: November 14, 2003      By:     /s/ Paul E. Martin
                                      --------------------------------------
                             Name:   Paul E. Martin
                             Title:  Senior Vice President and Corporate
                                     Controller (Principal Financial Officer and
                                     Principal Accounting Officer)

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Document

     2.1a Asset Purchase Agreement, dated November 8, 2002, by and among Telecommunications Management, LLC and Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII, L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley (Incorporated by reference to Exhibit 2.1 to the quarterly report of Form 10-Q of Enstar Income Program II-2, L.P. filed on November 12, 2002 (File No. 000-14505)).
     2.1b Letter of Amendment, dated as of February 6, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on February 14, 2003 (File No. 000-16779)).
     2.1c Letter of Amendment, dated as of April 24, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on April 25, 2003 (File No. 000-16779)).
     2.1d Letter of Amendment, dated as of November 8, 2002, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on June 9, 2003 (File No. 000-16779)).
     2.1e Close of Asset Purchase Agreement, dated as of September 11, 2003, between Enstar Income Program II-2, L.P., Enstar Income Program IV-3, L.P., Enstar Income Program 1984-1, L.P., Enstar Income/Growth Program Six-A, L.P., Enstar VII, L.P., Enstar
                VIII. L.P., Enstar X, L.P., Enstar XI, L.P., Enstar IV/PBD Systems Venture and Enstar Cable of Cumberland Valley and Telecommunications Management, LLC (Incorporated by reference to
                Exhibit 2.1 to the current report on Form 8-K of Enstar Income/Growth Program Five-A, L.P. filed on September 16, 2003 (File No. 000-16779)).
     31.1 Certificate of Chief Administrative Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
     31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. *
     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Administrative Officer). *
     32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Financial Officer). *

* filed herewith