Form 10-Q
period 2004-03-31
ENSTAR INCOME PROGRAM II-2 LP
filed 2004-05-17
CIK 757597

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

ENSTAR INCOME PROGRAM II-2, L.P.
Quarterly Report on Form 10-Q for the Period ended March 31, 2004
Table of Contents

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENTS OF NET ASSETS IN LIQUIDATION
(See Note 2)

                                                                       March 31,    December 31,
                                                                         2004           2003
                                                                      ------------  ------------
                                                                       (Unaudited)
ASSETS:
   Cash and cash equivalents........................................ $    908,500  $    979,700
   Due from affiliates..............................................        2,000         3,400
   Escrow deposits..................................................       57,000        57,000
                                                                      ------------  ------------
         Total assets...............................................      967,500     1,040,100
                                                                      ------------  ------------

LIABILITIES:
   Accounts payable and accrued liabilities.........................       22,600        21,300
   Due to purchaser.................................................           --        72,000
                                                                      ------------  ------------
          Total liabilities.........................................       22,600        93,300
                                                                      ------------  ------------
NET ASSETS IN LIQUIDATION:
   General Partners.................................................        4,900         4,900
   Limited Partners.................................................      940,000       941,900
                                                                      ------------  ------------
                                                                     $    944,900  $    946,800
                                                                      ============  ============

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
(See Note 2)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)

                                                                       2004              2003
                                                                 ----------------  ----------------
Additions:
  Revenues..................................................... $             --  $        223,800
  Interest income..............................................               --             8,200
                                                                 ----------------  ----------------
      Total additions..........................................               --           232,000
                                                                 ----------------  ----------------
Deductions:
  Service costs................................................               --            89,100
  General and administrative expenses..........................               --            44,400
  General partner management fees and reimbursed expenses......               --            33,800
  Capital expenditures.........................................               --             5,100
  Increase in accrued costs of liquidation.....................            1,900                --
  Other expenses...............................................               --             4,200
                                                                 ----------------  ----------------
      Total deductions.........................................            1,900           176,600
                                                                 ----------------  ----------------
Net increase (decrease) in net assets in liquidation...........           (1,900)           55,400

NET ASSETS IN LIQUIDATION, beginning of period.................          946,800         3,653,400
                                                                 ----------------  ----------------
NET ASSETS IN LIQUIDATION, end of period....................... $        944,900  $      3,708,800
                                                                 ================  ================

See accompanying notes to condensed financial statements.

ENSTAR INCOME PROGRAM II-2, L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed interim financial statements for Enstar Income Program II-2, L.P. (the Partnership) as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the condensed interim financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The changes in net assets in liquidation for the three months ended March 31, 2004 and 2003 are not necessarily indicative of results for the entire year.

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

2. LIQUIDATION BASIS ACCOUNTING

The financial statements as of March 31, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of March 31, 2004 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of March 31, 2004 and December 31, 2003 as a result of claims on the indemnity escrow and adjustments to accrued costs of liquidation. Accrued costs of liquidation were increased by $1,900 during the three months ended March 31, 2004. No assurance can be given as to the amount of final distributions to be made to the partners.

3. SALES OF CABLE SYSTEMS

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

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible in accordance with the Partnership Agreement. The Partnership made an initial distribution payment of $3.4 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow if any.

4. TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

The Partnership has a management and service agreement (the "Management Agreement") with Enstar Cable Corporation ("Enstar Cable"), a wholly owned subsidiary of the Corporate General Partner, pursuant to which the Partnership pays a monthly management fee of 5% of gross revenues to Enstar Cable excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $0 and $11,200 for the three months ended March 31, 2004 and 2003, respectively. Management fees are non- interest bearing.

In addition to the monthly management fee, the Partnership reimburses Enstar Cable for direct expenses incurred on behalf of the Partnership, and for the Partnership's allocable share of operational costs associated with services provided by Enstar Cable. Additionally, Charter and its affiliates provide other management and operational services for the Partnership. These expenses are charged to the properties served based primarily on the Partnership's allocable share of operational costs associated with the services provided. The total amount charged to the Partnership for these services approximated $0 and $22,600 for the three months ended March 31, 2004 and 2003, respectively.

Substantially all programming services were purchased through Charter. Charter charged the Partnership for these costs based on its costs. The Partnership recorded programming fee expense of $0 and $45,200 for the three months ended March 31, 2004 and 2003, respectively. Programming fees are included in service costs in the accompanying condensed statement of changes in net assets in liquidation.

5. CERTAIN TRENDS AND UNCERTAINTIES

As disclosed in Charter's quarterly report on Form 10-Q for the three months ended March 31, 2004, the parent of the Corporate General Partner and the Manager is the defendant in twenty-three class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition which could in turn have a material adverse effect on the Partnership.

6. NET INCOME PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

This report includes certain forward-looking statements regarding, among other things, our future costs of liquidation, legal requirements and our estimated future distributions. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the costs required to liquidate the Partnership. In addition to the information provided herein, reference is made to our Annual Report on Form 10-K for the year ended December 31, 2003 for additional information regarding such matters and the effect thereof on our business.

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

The financial statements as of March 31, 2004 and December 31, 2003 are presented on a liquidation basis of accounting. As such, assets are stated at estimated realizable values and liabilities are stated at estimated settlement amounts. In addition, depreciation and amortization ceased upon conversion to liquidation accounting and capital expenditures were expensed as incurred.

Net assets in liquidation as of March 31, 2004 represent the estimated distributions to the Limited Partners and the General Partners. Distributions ultimately made to the partners upon liquidation will differ from the net assets in liquidation recorded in the accompanying statements of net assets in liquidation as of March 31, 2004 and December 31, 2003 as a result of claims on the indemnity escrow and adjustments to accrued costs of liquidation. Accrued costs of liquidation were increased by $1,900 during the three months ended March 31, 2004. No assurance can be given as to the amount of final distributions to be made to the partners.

In order to reduce costs during the liquidation period, we submitted a request for a no action letter on October 30, 2003 (the "Letter") from the Division of Corporation Finance (the "Division") of the Securities and Exchange Commission seeking to relieve us from filing annual and quarterly reports on Forms 10-K and 10-Q under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Letter requested that the Division not recommend enforcement action to the Commission against us for not filing these reports, subject to complying with the requirements of the Letter. Our request currently is pending with the Division and no relief has been granted. As such, we will continue to file annual and quarterly reports on Forms 10-K and 10-Q under the Exchange Act pending receipt of a favorable no action letter or until final dissolution of the Partnership. However, in connection with the relief requested by the Letter, we have undertaken not to consent to the admission of any transferee of units as a limited partner in the Partnership, subject to the terms of our partnership agreement, except for transfers for estate planning, gift and intra-family transfer purposes. In the event we receive approval of the no action letter from the Securities and Exchange Commission, we will continue to provide financial statements to the Limited Partners in a non-public presentation.

RESULTS OF OPERATIONS

The Partnership operated its properties through August 31, 2003 but had no operations for the period subsequent to that date as a result of the Telecommunications Management Sale discussed above. In addition, the Partnership changed to the liquidation basis of accounting on December 31, 2002. Accordingly, no discussion of operating results for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 has been provided as the periods are not comparable nor are they presented on a comparable basis of accounting.

Net assets in liquidation at March 31, 2004 were $944,900, consisting of assets of $967,500, offset by liabilities of $22,600. The net change in net assets in liquidation for the three months ended March 31, 2004, was a decrease of $1,900 as a result of an increase in estimated costs to liquidate the Partnership. Net assets in liquidation at December 31, 2003 were $946,800, consisting of assets of $1,040,100, offset by liabilities of $93,300. The net change in net assets in liquidation for the three months ended March 31, 2003 was an increase of $55,400 as a result of net operating results of the Partnership's cable systems.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $71,200 from $979,700 at December 31, 2003 to $908,500 at March 31, 2004. The decrease was primarily attributable to payments of amounts owed to Telecommunications Management.

The Corporate General Partner's intention is to terminate the Partnership as expeditiously as possible, in accordance with its partnership agreement. The Partnership made an initial distribution payment of $3.4 million to the Limited Partners in November 2003. A second and final liquidating distribution will occur on or after October 2004 upon the release of the indemnity escrow and the receipt of the remaining proceeds of such escrow, if any.

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

As disclosed in Charter's quarterly report on Form 10-Q for the three months ended March 31, 2004, the parent of the Corporate General Partner and the Manager is the defendant in twenty-three class action and shareholder lawsuits and is the subject of a grand jury investigation being conducted by the United States Attorney's Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers and its reporting of amounts received from digital set-top terminal suppliers for advertising. The United States Attorney's Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the United States Attorney's Office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated subscriber account numbers. On July 25, 2003, one of the former officers who was indicted entered a guilty plea. Charter has informed the Corporate General Partner that they are fully cooperating with the investigation.

Charter is unable to predict the outcome of the class action lawsuits and government investigations at this time. An unfavorable outcome of these matters could have a material adverse effect on Charter's results of operations and financial condition, which could in turn have a material adverse effect on us.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, our Corporate General Partner, including our Chief Administrative Officer, acting in the capacity of our Principal Executive Officer, and our Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report. The evaluation was based in part upon reports and affidavits provided by a number of executives of the Corporate General Partner. Based upon, and as of the date of that evaluation, our Chief Administrative Officer and Principal Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 17, 2004

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